Form 10QSB
period 1996-03-31
COLUMBIA BANCORP
filed 1996-05-13
CIK 834105

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -----    ACT OF 1934

                  For the quarterly period ended March 31, 1996

- - -----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from                  to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
       (exact name of small business issuer as specified in its charter)


                    Maryland                        52-1545782
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            10480 Little Patuxent Parkway, Columbia, Maryland 21044
                    (Address of principal executive offices)

                                 (410) 465-4800
                          (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,147,003 shares as of May 13, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No     X

                                COLUMBIA BANCORP

                                C O N T E N T S


PART I  -  FINANCIAL INFORMATION                                            Page

  Item 1.       Financial Statements:

                      Statements of Financial Condition as of
                             March 31, 1996 and December 31, 1995             3

                      Statements of Income for the Three Months
                             Ended March 31, 1996 and 1995                    4

                      Statements of Stockholders' Equity for the Three
                             Months Ended March 31, 1996 and the Years
                             Ended December 31, 1995 and 1994                 5

                      Statements of Cash Flows for the Three Months
                             Ended March 31, 1996 and 1995                    6

                      Notes to Condensed Consolidated Financial Statements    7

  Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     8

PART II  -  OTHER INFORMATION

  Item 1.       Legal Proceedings                                            15

  Item 2.       Changes in Securities                                        15

  Item 3.       Defaults Upon Senior Securities                              15

  Item 4.       Submission of Matters to a Vote of Security Holders          15

  Item 5.       Other Information                                            15

  Item 6.       Exhibits and Reports on Form 8-K                             16


                                      (2)

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         March 31,                December 31,
                                                                           1996                      1995
                                                                        (unaudited)
         ASSETS
Cash and due from banks                                                $ 10,830,310              $  10,182,474
Federal funds sold                                                       18,693,602                 17,909,575
Investment securities (fair value $22,150,130
  in 1996 and $24,740,814 in 1995)                                       22,268,778                 24,766,654
Securities available-for-sale                                             6,503,374                 10,574,349
Residential mortgage loans originated-for-sale                            2,040,166                  1,045,170
Loans:
         Commercial                                                      29,833,474                 29,274,548
         Real estate development and construction                        96,562,304                 89,877,012
         Real estate mortgage:
                  Residential                                            12,612,163                 12,726,384
                  Commercial                                             10,904,586                  9,107,672
         Retail, principally residential equity
           lines of credit                                               50,256,762                 49,225,092
         Credit card                                                      1,328,270                  1,527,825
                                                                        -----------                -----------
           Total loans                                                  201,497,559                191,738,533
         Less:  Unearned income, net of deferred
                  origination costs                                       1,118,075                  1,047,163
                Allowance for credit losses                               3,115,070                  2,929,177
                                                                        -----------                -----------
           Loans, Net                                                   197,264,414                187,762,193
                                                                        -----------                -----------

Other real estate owned                                                      80,145                     89,145
Investment in and advances to
  limited partnerships                                                      426,391                    450,391
Property and equipment, net                                               6,893,055                  6,580,100
Prepaid expenses and other assets                                         3,692,100                  3,664,577
                                                                       ------------               ------------
                  Total assets                                         $268,692,335               $263,024,628
                                                                       ============               ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                                  $ 33,208,858               $ 32,553,238
  Interest-bearing deposits                                             192,186,754                185,608,284
                                                                        -----------                -----------
         Total deposits                                                 225,395,612                218,161,522
  Short-term borrowings                                                  12,425,525                 15,299,267
  Accrued expenses and other liabilities                                  1,951,500                  1,500,285
                                                                        -----------                -----------
         Total liabilities                                              239,772,637                234,961,074
                                                                        -----------                -----------

Stockholders' equity:
  Common stock, $.01 par value per share;
    authorized 9,550,000 shares; outstanding
    2,147,003 shares and 2,145,753 shares,
    respectively                                                             21,470                     21,457

  Additional paid-in capital                                             22,588,988                 22,576,938
  Retained earnings                                                       6,322,238                  5,513,921
  Net unrealized loss on investments
    available-for-sale                                                      (12,998)                  ( 48,762)
                                                                        -----------                -----------
         Total stockholders' equity                                      28,919,698                 28,063,554
                                                                        -----------                -----------

                  Total liabilities and
                   stockholders' equity                                $268,692,335               $263,024,628
                                                                        ===========                ===========

See the accompanying Notes to Consolidated Financial Statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY

                      CONSOLIDATED  STATEMENTS  OF INCOME
               For the Three Months Ended March 31, 1996 and 1995

                                                               Three Months Ended
                                                                    March 31
                                                                 1996         1995
                                                                    (unaudited)
Interest income:
  Loans                                                        $5,493,517      $4,564,120
  Investment securities                                           451,070         472,022
  Federal funds sold                                              112,449          23,196
                                                                ---------       ---------
         Total interest income                                  6,057,036       5,059,338
                                                                ---------       ---------

Interest expense:
  Deposits                                                      1,934,440       1,486,346
  Short-term borrowings                                           116,369         285,467
                                                               ----------       ---------
         Total interest expense                                 2,050,809       1,771,813
                                                               ----------       ---------

         Net interest income                                    4,006,227       3,287,525
Provision for credit losses                                       184,600         116,000
                                                               ----------       ---------
         Net interest income after
           provision for credit losses                          3,821,627       3,171,525
                                                               ----------       ---------

Noninterest income:
  Gains and fees on sales of mortgage loans                       177,021         145,642
  Fees charged for services                                       218,004         147,667
  Other                                                            96,356          58,890
                                                                ---------       ---------
         Total noninterest income                                 491,381         352,199
                                                                ---------       ---------

Noninterest expense:
  Salaries and employee benefits                                1,389,797       1,201,398
  Equipment                                                       185,133         162,519
  Occupancy, net                                                  187,991         156,076
  Deposit insurance premiums and assessments                       58,777         109,538
  Marketing                                                       139,992         107,467
  Cash management services                                         98,752          89,827
  Data processing                                                  93,861          77,841
  Legal and professional fees                                      48,558          80,470
  Loss on disposition of property                                      --         128,466
  Equity in net loss of limited partnerships                       24,000          24,000
  Net expense on other real estate owned                           12,868          38,776
  Other operating expenses                                        399,262         315,384
                                                                ---------       ---------
         Total noninterest expense                              2,638,991       2,491,762
                                                                ---------       ---------

Income before income taxes                                      1,674,017       1,031,962
Income tax expense                                                651,000         398,650
                                                                ---------       ---------
         Net income                                            $1,023,017      $  633,312
                                                                =========       =========

Per share data:
  Net income per common share:
         Primary                                               $     0.45      $     0.44
         Fully diluted                                         $     0.45      $     0.41
  Cash dividends declared:
         Common                                                $     0.10      $     0.05
         Preferred                                             $       na      $     0.60

See the accompanying Notes to Consolidated Financial Statements.


                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Information for the three months
                       ended March 31, 1996 is unaudited)

                                                                                            Net
                                                                                         Unrealized
                                                                                           Loss on
                                                             Additional                 Investments         Total
                                    Preferred    Common        Paid-in       Retained     Available-     Stockholders'
                                      Stock       Stock        Capital       Earnings      for-Sale          Equity
Balance at December 31, 1993       $   4,500      10,400     14,209,093     1,235,104          -           15,459,097
Cash dividends declared on
  preferred stock                        -          -              -         (540,000)         -             (540,000)
Cash dividends declared on
  common stock                           -          -              -         (145,636)         -             (145,636)
Stock options exercised                  -             2          2,498          -             -                2,500
Net income                               -          -              -        2,415,664          -            2,415,664
Net unrealized loss on
  investments available-
  for-sale                               -          -              -             -         (318,548)         (318,548)
                                     -------     -------     ----------     ---------      --------        ----------
Balance at December 31, 1994           4,500      10,402     14,211,591     2,965,132      (318,548)       16,873,077

Cash dividends declared on
  Series A preferred stock               -          -              -         (454,072)         -             (454,072)
Cash dividends declared on
  common stock                           -          -              -         (425,889)         -             (425,889)
Conversion of 444,000 shares
  of Series A preferred stock,
  net of cash in lieu of
  fractional shares                   (4,440)      4,144            170          -             -                 (126)
Issuance of 685,903 shares of
  common stock, net of costs
  of issuance                            -         6,859      8,380,840          -             -            8,387,699
Redemption for cash of 6,000
  shares of Series A preferred
  stock                                  (60)       -           (62,940)         -             -              (63,000)
Stock options exercised                  -            52         47,277          -             -               47,329
Net income                               -          -              -        3,428,750          -            3,428,750
Change in net unrealized
  loss on securities
  available-for-sale                     -          -              -             -          269,786           269,786
                                    --------     -------     ----------     ---------      --------        ----------
Balance at December 31, 1995             -        21,457     22,576,938     5,513,921       (48,762)       28,063,554

Cash dividends declared on
  common stock                           -          -              -         (214,700)         -             (214,700)
Stock options exercised                  -            13         12,050          -             -               12,063
Net income                               -          -              -        1,023,017                       1,023,017
Change in net unrealized
   loss on securities
   available-for-sale                    -          -              -             -           35,764            35,764
                                    ---------   --------     ----------    ----------      --------       -----------
Balance at March 31, 1996          $     -        21,470     22,588,988     6,322,238       (12,998)       28,919,698
                                    =========   ========     ==========    ==========      ========       ===========

See accompanying Notes to Consolidated Financial Statements.



                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1996            1995
                                                                                     (unaudited)
Cash flows from operating activities:
  Net income                                                                $ 1,023,017        $   633,312
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                          185,341            151,963
         Proceeds from the sale of residential
           mortgage loans originated-for-sale                                10,894,500         10,064,500
         Disbursements for residential mortgage loans
           originated-for-sale                                              (11,889,496)        (9,870,965)
         Provision for credit losses                                            184,600            116,000
         Net (charge-offs) recoveries                                             1,293            (61,304)
         Provision for losses on other real estate owned                          9,000                538
         Increase (decrease) in unearned income, net of
           deferred origination costs                                            70,912            (28,246)
         Loss on disposition of assets                                           ---               128,466
         Decrease in investment in and advances
           to limited partnerships                                               24,000             24,000
         Decrease (increase) in prepaid expenses and
           other assets                                                         (29,134)           158,160
         Increase in accrued expenses and other liabilities                     451,090            212,082
                                                                             ----------          ---------
          Net cash provided by operating activities                             925,123          1,528,506
                                                                             ----------          ---------

Cash flows provided by (used in) investing activities:
  Loan disbursements in excess of principal
    repayments                                                               (8,571,116)        (9,030,479)
  Loan purchases                                                             (2,065,281)            ---
  Loan sales                                                                    873,120          1,585,202
  Purchases of investment securities                                         (4,493,895)        (1,996,735)
  Proceeds from maturities and principal
    repayments of investment securities                                      11,102,497          2,562,645
  Additions to other real estate owned                                           ---               (86,676)
  Sales of other real estate owned                                               ---               646,075
  Purchases of property and equipment                                          (516,379)          (234,925)
  Sales of property and equipment                                                19,958             ---
  Proceeds received on advances to
    limited partnerships                                                         ---                20,000
                                                                            -----------          ---------
          Net cash used in investing activities                              (3,651,096)        (6,534,893)
                                                                            -----------          ---------
Cash flows provided by (used in) financing activities:
  Cash dividend distributed on preferred stock                                   ---              (270,000)
  Cash dividend distributed on common stock                                    (214,575)           (52,013)
  Proceeds from stock options exercised                                          12,063             ---
  Net increase (decrease) in deposits                                         7,234,090           (251,476)
  Increase (decrease) in short-term borrowings                               (2,873,742)         5,393,823
                                                                            -----------       ------------
        Net cash provided by financing activities                             4,157,836          4,820,334
                                                                            -----------       ------------
Net increase (decrease) in cash and cash
       equivalents                                                            1,431,863           (186,053)
 Cash and cash equivalents at beginning of period                            28,092,049         13,527,352
                                                                            -----------       ------------
 Cash and cash equivalents at end of period                                 $29,523,912       $ 13,341,299
                                                                            ===========       ============
Supplemental disclosures of cash flow information:

    Interest paid on deposits and short-term
        borrowings                                                          $ 2,144,360       $  1,993,766
    Income taxes paid                                                           120,000             25,000
    Decrease in unrealized loss on securities
         available-for-sale, net taxes                                           35,764            130,056
                                                                            ===========       ============

See the accompanying Notes to Consolidated Financial Statements.

                                      (6)

                        COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of and for the three months ended March 31, 1996 and 1995 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

         The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-KSB.

         The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank and its wholly-owned subsidiary McAlpine Enterprises, Inc. (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  PER SHARE DATA

         Net income per common share is based upon the weighted average number of common shares outstanding during the periods, adjusted by any outstanding stock options, warrants, and other instruments determined to be common stock equivalents.


NOTE 3  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 1996 whose contract amounts represent potential credit risk is as follows:

                                                              March 31, 1996
                                                              (in thousands)

         Commitments to extend credit(1)                          $103,198
         Standby letters of credit                                  12,580
         Limited recourse on mortgage
            loans sold                                               5,790


         (1) Includes unused lines of credit totaling $95.1 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $8.1 million.

                                      (7)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



                                   Liquidity

         Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At March 31, 1996, total deposits were $225.4 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $217.0 million or 96.3% of total deposits. Stockholders' equity totaled $28.9 million at March 31, 1996. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At March 31, 1996, the Company had no advances from the FHLB outstanding. Collateral must be pledged to the FHLB before advances can be obtained. At March 31, 1996 the Company's approved credit limit with the FHLB was $32.0 million and the Company had collateral sufficient to borrow up to $34.0 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totaled $29.5 million or 11.0% of total assets at March 31, 1996.


                               Capital Resources

         Bank holding companies currently are required to maintain a minimum ratio of total capital to risk- weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital", consisting of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and
(f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve Board (determined on a case by case basis or as a matter of policy after formal rule-making).

         In addition to the risk-based capital guidelines, the Federal Reserve Board had adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 1.0% to 2.0% above the stated minimum. The leverage capital ratio assists in the assessment of the


                                      (8)
capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.

The following table summarizes the Company's capital ratios at March 31, 1996:



                                                                   Minimum
                                          Columbia Bancorp        Regulatory
                                           March 31, 1996        Requirements

     Risk-based capital ratios
       Tier 1 capital                           12.63%              4.00%
       Total capital                            13.79               8.00

     Tier 1 capital leverage ratio              10.88               3.00




                                      (9)

                    Material Changes in Financial Condition



Cash and Due from Banks

         Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company's cash management services provided to large, sophisticated corporate customers (which includes processing coin and currency transactions for, and checks received by, retail customers), the Company's cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.


Loans

         At March 31, 1996, the Company's loan portfolio, net of unearned income, totaled $200.4 million, or 74.6% of its total assets of $268.7 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities. Since December 31, 1995, real estate development and construction loans accounted for $6.7 million of the $9.8 million increase in total loans. Increases in commercial mortgages of $1.8 million and consumer loans of $1.0 million accounted for the remainder of the growth. The real estate development and construction portfolio consisted of the following at March 31, 1996:

                                                   Amount          Percent
                                                     (dollars in thousands)

         Residential construction (1)                $52,677            54.6%
         Commercial construction                       1,385             1.4
         Residential land development                 33,888            35.1
         Resident land acquisition (2)                 8,612             8.9
                                                     -------           -----
                                                     $96,562           100.0%
                                                     =======           ======


         (1) Includes $16.9 million of loans to individuals for construction of their primary personal residences.

         (2) Includes $2.5 million of loans to individuals for the purchase of residential building lots.


         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At March 31, 1996, loans to individuals for the construction of their primary personal residences accounted for $16.9 million of the $52.7 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $35.8 million of residential construction loans represented loans to residential builders and developers. Approximately 46% of these loans were for the construction of residential homes for which a binding sales contract existed


                                      (10)
and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at March 31, 1996. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

         The Company makes residential real estate development and construction loans generally to provide interim financing on property during the construction period. These loans are typically made for 80% or less of the appraised value of the property. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

         The Company has successfully limited losses in this area of lending through careful monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development/construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sale information.


Allowance for Credit Losses

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of non-performing loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At March 31, 1996 the Allowance was 1.55% of total loans, net of unearned income. The Allowance at March 31, 1996 is considered by management to be sufficient to address the possible risks in the current loan portfolio.


                                      (11)

         The changes in the Allowance are presented in the following table.

                                                          Three months ended March 31,
                                                           1996                 1995
                                                            (dollars in thousands)
         Allowance for credit losses -
           beginning of period                            $2,929               $2,578
         Provision for credit losses                         185                  116
         Charge-offs                                          (5)                 (87)
         Recoveries                                            6                   26
                                                           -----                -----

         Allowance for credit losses -
           end of period                                  $3,115               $2,633
                                                           =====                =====
         Allowance as a percentage of loans
           receivable, net of unearned income               1.55%                1.55%

         Allowance as a percentage of
           non-performing and past due loans (1)          256.68%              151.82%

         -------------------------------------

         (1) Non-performing and past due loans include loans on nonaccrual status, restructured loans and loans past due 90 days or more. At March 31, 1996 and 1995, non-performing and past-due loans totaled $1.2 million and $1.7 million, respectively. There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and the non-performing and past-due loans. Accordingly, the ratio of Allowance to non-performing and past-due loans may tend to fluctuate significantly.


Other Real Estate Owned

         At March 31, 1996, other real estate owned totaling $80,000 represented one residential building lot which was under contract of sale. The sale was finalized in April, 1996, eliminating all other real estate owned.


                                      (12)

                             Results of Operations

         The Company reported net income of $1.0 million for the three months ended March 31, 1996 as compared to $633,000 for the corresponding period during 1995, representing a 61.5% increase. Net income per share on a fully-diluted basis was $.45 for the three months ended March 31, 1996 versus $.41 for the three months ended March 31, 1995. The percentage increase in net income per share was much less than the percentage increase in net income as a result of the effect of the issuance of 685,903 shares of common stock in June 1995.

Net Interest Income

         Net interest income increased $719,000 or 21.9% during the three months ended March 31, 1996 as compared to the same period in 1995. Improvement in net interest income was the result of the continued growth of the loan portfolio. The ratio of average loans, net of unearned income to average interest-bearing liabilities increased from 92.4% during the three months ended March 31, 1995 to 99.5% for the same period in 1996. Correspondingly, the net yield on earning assets increased from 6.37% to 6.61% during the respective periods.

         The following table provides further analysis of the increase in net interest income during the three months ended March 31, 1996 over the same period in 1995.

                                                        Three months ended March 31, 1996
                                                        compared to the three months ended
                                                               March 31, 1995
                                                                       Increase/(Decrease)
                                                       Increase            due to: (1)
                                                       (Decrease)      Rate           Volume
                                                                   (in thousands)
         Interest income:
                  Loans                                $  929             25           904
                  Investment securities and
                     securities available-for-sale        (20)            99          (119)
                  Federal funds sold                       89              6            83
                                                        -----          -----         -----
                           Total interest income          998            130           868
                                                        -----          -----         -----

         Interest expense:
                  Deposits                                448            161           287
                  Short-term borrowings                  (169)           (67)         (102)
                                                        -----          -----         -----
                           Total interest expense         279             94           185
                                                        -----          -----         -----

                           Net interest income         $  719             36           683
                                                        =====          =====         =====

         (1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.


                                      (13)

Noninterest Income

         Noninterest income totaled $491,000 for the three months ended March 31, 1996 as compared to $352,000 for the corresponding period of 1995, representing an increase of $139,000. The growth in noninterest income was primarily attributable to an increase of $70,000 in fees charged for services, which resulted from growth in deposits, including additional cash management customers. In addition, gains and fees on sales of mortgages increased $31,000, reflecting a higher volume of loan sales and slightly wider pricing margins.


Noninterest Expense

         Noninterest expense increased $147,000 during the three months ended March 31, 1996 as compared to the corresponding period in 1995. Increased business activity, including core business growth and expansion efforts, contributed to the increase in overhead during the first quarter of 1996 as compared to the same period in 1995. Specifically, salaries and employee benefits increased $188,000. Equipment and net occupancy costs increased an aggregate $55,000. These increases reflected accelerating business activity. The net increase in overhead during the first quarter of 1996 as compared to 1995 was mitigated by the loss on disposition of property of $128,000 recorded during the first quarter of 1995. In addition, the increase was mitigated by the net decline in deposit insurance premiums of $51,000 during the three months ended March 31, 1996, as compared to 1995, resulting from the reduction in the assessment rate charged on deposits insured by the Bank Insurance Fund ("BIF") from $.23 per $100 of deposits to $0 per $100 of deposits. Deposits assessed by the Saving Association Insurance Fund ("SAIF") continue to be assessed at $.23 per $100 of deposits. The Bank's deposit base is currently allocated approximately 51% to BIF and 49% to SAIF.


                                      (14)

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held April 29, 1996, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 1999 Annual Meeting or until their respective successors are duly elected and qualified.

                                                    Votes Cast
                                       For            Against          Withheld
         John M. Bond, Jr.          1,468,121           -                6,215
         William L. Hermann         1,468,176           -                6,160
         Harry L. Lundy, Jr.        1,468,176           -                6,160
         Mary S. Scrivener          1,468,176           -                6,160
         Theodore Venetoulis        1,468,176           -                6,160

         The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

                           Class of 1997             Class of 1998

                           Anand S. Bhasin           James Clark, Jr.
                           John M. Bond, Sr.         Hugh F. Z. Cole
                           Garnett Y. Clark, Jr.     William Floyd
                           Robert J. Gaw             Herschel Langenthal
                           Osborne A. Payne          Richard McCready
                           Robert N. Smelkinson      James R. Moxley, Jr.
                                                     Patricia Rouse



                                      (15)

ITEM 5.  OTHER INFORMATION

On February 26, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on March 15, 1996, payable April 8, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-K are set forth below.

      Exhibit No.                                             Reference

        11.1      Information used in the computation                  Page 18
                  of net income per share

        27.1      Financial Data Schedule                              Page 19

(b)  Reports on Form 8-K

     None


                                      (16)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                              COLUMBIA BANCORP
PRINCIPAL EXECUTIVE:




May 13, 1996                                         John M. Bond, Jr.
- - ------------------------------                       -----------------
Date                                                         President and Chief
                                                             Executive Officer


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:




May 13, 1996                                         John A. Scaldara, Jr.
- - ------------------------------                       ---------------------
Date                                                     Corporate Secretary and
                                                         Chief Financial Officer




                                      (17)