Form 10-Q
period 1996-06-30
COLUMBIA BANCORP
filed 1996-08-13
CIK 834105

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d)
                               OF REGULATION S-T.


               FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----    ACT OF 1934

                  For the quarterly period ended June 30, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
- -----
                  For the transition period from           to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
       (exact name of small business issuer as specified in its charter)


              Maryland                                  52-1545782
- -----------------------------------      ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


            10480 Little Patuxent Parkway, Columbia, Maryland 21044
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 465-4800
- --------------------------------------------------------------------------------
                           Issuer's telephone number
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    X
No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,147,003 shares as of August 12, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes   ;  No  X
                                                               ---      ---

                                COLUMBIA BANCORP

                                C O N T E N T S





PART I  -  FINANCIAL INFORMATION                                            Page

   Item 1.      Financial Statements:

                Statements of Financial Condition as of
                       June 30, 1996 and December 31, 1995                    3

                Statements of Income for the Three Months and
                       Six Months Ended June 30, 1996 and 1995                4

                Statements of Stockholders' Equity for the Six
                       Months Ended June 30, 1996 and the Years
                       Ended December 31, 1995 and 1994                       5

                Statements of Cash Flows for the Six Months
                       Ended June 30, 1996 and 1995                           6

                Notes to Condensed Consolidated Financial Statements          7

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II  -  OTHER INFORMATION

  Item 1.         Legal Proceedings                                          15

  Item 2.         Changes in Securities                                      15

  Item 3.         Defaults Upon Senior Securities                            15

  Item 4.        Submission of Matters to a Vote of Security Holders         15

  Item 5.        Other Information                                           15

  Item 6.        Exhibits and Reports on Form 8-K


                                      (2)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             June 30,          December 31,
                                                               1996               1995
                                                            -----------        -----------
                                                            (unaudited)

        ASSETS
Cash and due from banks                                  $  13,181,589        $  10,182,474
Federal funds sold                                           6,124,184           17,909,575
Investment securities ( fair value $25,604,711
    in 1996 and $24,740,814 in 1995 )                       25,802,937           24,766,654
Securities available-for-sale                                6,442,330           10,574,349
Residential mortgage loans originated-for-sale               1,274,455            1,045,170
Loans:
        Commercial                                          28,858,825           29,274,548
        Real estate development and construction           108,055,382           89,877,012
        Real estate mortgage:
              Residential                                   12,302,292           12,726,384
              Commercial                                    12,527,756            9,107,672
        Retail, principally residential equity
           lines of credit                                  55,712,547           49,225,092
        Credit card                                          1,370,957            1,527,825
                                                           -----------          -----------
           Total loans                                     218,827,759          191,738,533
        Less: Unearned income, net of deferred
                 origination costs                           1,195,353            1,047,163
              Allowance for credit losses                    3,287,210            2,929,177
                                                           -----------          -----------
           Loans, net                                      214,345,196          187,762,193
                                                           -----------          -----------

Other real estate owned                                              -               89,145
Investment in and advances to
    limited partnerships                                       241,699              450,391
Property and equipment, net                                  7,012,588            6,580,100
Prepaid expenses and other assets                            4,407,556            3,664,577
                                                           -----------          -----------

              Total Assets                               $ 278,832,534        $ 263,024,628
                                                           ===========          ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                  $  36,915,183        $  32,553,238
    Interest-bearing deposits                              196,729,591          185,608,284
                                                           -----------          -----------
        Total deposits                                     233,644,774          218,161,522
    Short-term borrowings                                   13,698,767           15,299,267
    Accrued expenses and other liabilities                   1,789,746            1,500,285
                                                           -----------          -----------
        Total liabilities                                  249,133,287          234,961,074
                                                           -----------          -----------

Stockholders' Equity:
    Common stock, $.01 par value per share;
        authorized 9,550,000 shares; outstanding
        2,147,003 shares and 2,145,753 shares,
        respectively                                            21,470               21,457
    Additional paid in capital                              22,588,988           22,576,938
    Retained earnings                                        7,117,164            5,513,921
    Net unrealized loss on investments
        available-for-sale                                     (28,375)             (48,762)
                                                           -----------          -----------
           Total stockholders' equity                       29,699,247           28,063,554
                                                           -----------          -----------

              Total liabilities and
                 stockholders' equity                    $ 278,832,534        $ 263,024,628
                                                           ===========          ===========



See the accompanying Notes to Consolidated Financial Statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
        For the Six Months and Three MonthsEnded March 31, 1996 and 1995
                                  (unaudited)


                                                   Six Months Ended            Three Months Ended
                                                       June 30,                     June 30,
                                                ------------------------    ------------------------
                                                  1996           1995         1996          1995
                                                ----------    ----------    ----------   -----------
Interest income:
    Loans                                     $ 11,249,465  $  9,471,390   $ 5,755,948  $  4,907,270
    Investments securities                         883,437       950,181       432,367       478,159
    Federal funds sold                             246,639        54,006       134,190        30,810
                                                ----------    ----------    ----------   -----------
        Total interest income                   12,379,541    10,475,577     6,322,505     5,416,239
                                                ----------    ----------    ----------   -----------

Interest expense:
    Deposits                                     3,880,750     3,207,359     1,946,310     1,721,013
    Short-term borrowings                          233,877       597,450       117,508       311,983
                                                ----------    ----------    ----------   -----------
        Total interest expense                   4,114,627     3,804,809     2,063,818     2,032,996
                                                ----------    ----------    ----------   -----------
        Net interest income                      8,264,914     6,670,768     4,258,687     3,383,243
Provision for credit losses                        360,000       232,000       175,400       116,000
                                                ----------    ----------    ----------   -----------
        Net interest income after
           provision for credit losses           7,904,914     6,438,768     4,083,287     3,267,243
                                                ----------    ----------    ----------   -----------
Noninterest income:
    Gains and fees on sales of mortgage loans      371,356       259,467       194,335       113,825
    Fees charged for services                      454,730       324,872       236,726       177,205
    Other                                          164,012        95,027        67,656        36,137
                                                ----------    ----------    ----------   -----------
        Total noninterest income                   990,098       679,366       498,717       327,167
                                                ----------    ----------    ----------   -----------
Noninterest expense:
    Salaries and employee benefits               2,842,102     2,437,128     1,452,305     1,235,730
    Equipment                                      383,122       331,827       197,989       169,308
    Occupancy, net                                 523,020       310,131       267,275       154,055
    Deposit insurance premiums and assessments     130,314       219,076        71,537       109,538
    Marketing                                      258,519       195,785       118,527        88,318
    Cash management services                       222,626       192,994       123,874       103,167
    Data processing                                284,412       155,104       190,551        77,263
    Professional fees                               90,877       151,230        42,319        70,760
    Loss on disposition of property                      -       128,466             -             -
    Equity in net loss of limited partnerships      48,000        48,000        24,000        24,000
    Net expense (income) on other real estate owned 14,839        28,315         1,971       (10,461)
    Other                                          772,539       654,108       441,031       338,724
                                                 ----------    ----------    ----------   -----------
        Total noninterest expense                5,570,370     4,852,164     2,931,379     2,360,402
                                                 ----------    ----------    ----------   -----------
Income before income taxes                       3,324,642     2,265,970     1,650,625     1,234,008
Income tax expense                               1,292,000       875,450       641,000       476,800
                                                ----------    ----------    ----------   -----------
        Net income                             $ 2,032,642  $  1,390,520   $ 1,009,625  $    757,208
                                                ==========    ==========    ==========   ===========

Per share data:
    Net income per common share:
        Primary                                $       .90   $      1.09   $       .45  $        .60
        Fully diluted                          $       .90   $       .90   $       .45  $        .49
    Cash dividends declared:
        Common                                 $       .20   $       .10   $       .10  $        .05
        Preferred                              $         -   $      1.30   $         -  $        .70



See the accompanying Notes to Consolidated Financial Statements.

                                      (4)

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        ( Information for the six months
                       ended June 30, 1996 is unaudited )


                                                                               Net
                                                                            Unrealized
                                                                             Loss on
                                                     Additional             Investments   Total
                               Preferred   Common    Paid-in    Retained    Available-  Stockholders'
                                Stock      Stock     Capital    Earnings    for-Sale      Equity
                               ---------  ---------  ---------  ----------  ----------  -----------
Balance at December 31, 1993 $    4,500     10,400  14,209,093   1,235,104           -   15,459,097
Cash dividends declared on
    preferred stock                   -          -           -    (540,000)          -     (540,000)
Cash dividends declared on
    common stock                      -          -           -    (145,636)          -     (145,636)
Stock options exercised               -          2       2,498           -           -        2,500
Net income                            -          -           -   2,415,664           -    2,415,664
Net unrealized loss on
    investments available-
    for-sale                          -          -           -           -    (318,548)    (318,548)
                               ---------  ---------  ---------   ----------  ----------  -----------
Balance at December 31, 1994      4,500     10,402  14,211,591   2,965,132    (318,548)  16,873,077

Cash dividends declared on
    Series A preferred stock          -          -           -    (454,072)          -     (454,072)
Cash dividends declared on
    common stock                      -          -           -    (425,889)          -     (425,889)
Conversion of 444,000 shares
    of Series A preferred stock,
    net of cash in lieu of
    fractional shares            (4,440)     4,144         170           -           -         (126)
Issuance of 685,903 shares of
    common stock, net of costs
    of issuance                       -      6,859   8,380,840           -           -    8,387,699
Redemption for cash of 6,000
    shares of Series A preferred
    stock                           (60)         -     (62,940)          -           -      (63,000)
Stock options exercised               -         52      47,277           -           -       47,329
Net income                            -          -           -   3,428,750           -    3,428,750
Change in net unrealized
    loss on securities
    available-for-sale                -          -           -           -     269,786      269,786
                               ---------  ---------  ---------  ----------  ----------  -----------
Balance at December 31, 1995          -     21,457  22,576,938   5,513,921     (48,762)  28,063,554

Cash dividends declared on            -          -           -    (429,399)          -     (429,399)
    common stock
Stock options exercised               -         13      12,050       -               -       12,063
Net income                            -          -           -   2,032,642           -    2,032,642
Change in net unrealized
    Loss on securities
    available-for-sale                -          -           -           -      20,387       20,387
                               ---------  ---------  ---------  ----------  ----------  -----------
Balance at June 30, 1996     $        -     21,470   2,588,988   7,117,164     (28,375)  29,699,247
                               =========  =========  =========  ==========  ==========  ===========


See the accompanying Notes to Consolidated Financial Statements.

                                      (5)

                               COLUMBIA BANCORP AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30, 1996 and 1995


                                                                      Six Months Ended
                                                                          June 30
                                                               ------------------------------
                                                                  1996               1995
                                                               -----------        ----------
                                                                          (unaudited)
Cash flows from operating activities:
    Net income                                               $  2,032,642        $  1,390,520
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                           373,751             313,240
          Proceeds from the sale of residential
            mortgage loans originated-for-sale                 24,912,535          16,520,775
          Disbursements for residential mortgage loans
            originated-for-sale                               (25,141,820)        (17,616,244)
          Provision for credit losses                             360,000             232,000
          Net charge-offs                                          (1,967)            (94,783)
          Provision for losses on other real estate owned           9,000                 538
          Increase in unearned income, net of
            deferred origination costs                            148,190               9,527
          Loss on disposition of assets                                 -             128,466
          Decrease in investment in and advances
            to limited partnerships                                48,000              48,000
          Decrease (increase) in prepaid expenses and
            other assets                                         (759,283)            292,301
          Increase in accrued expenses and other liabilities      289,337              33,174
                                                               -----------         -----------
            Net cash provided by operating activities           2,270,385           1,257,514
                                                               -----------         -----------

Cash flow provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments      (26,392,216)        (18,718,125)
    Loan purchases                                             (3,261,304)           (292,400)
    Loan sales                                                  2,555,792           5,651,939
    Purchases of investment securities                        (10,488,855)         (3,495,495)
    Proceeds from maturities and principal repayments
      of investment securities                                 13,625,620           5,589,732
    Additions to other real estate owned                                -            (120,118)
    Sales of other real estate owned                               80,145           1,128,400
    Purchases of property and equipment                          (817,657)           (305,234)
    Sales of property and equipment                                15,582                   -
    Proceeds received on advances to limited partnerships         160,692              28,000
                                                               -----------         -----------
          Net cash used in investing activities               (24,522,201)        (10,533,301)
                                                               -----------         -----------
Cash flow provided by (used in) financing activities:

    Cash dividend distributed on preferred stock                        -            (454,072)
    Cash dividend distributed on common stock                    (429,275)           (104,026)
    Issuance of 685,903 shares of common stock, net of costs            -           8,424,206
    Proceeds from stock options exercised                          12,063              47,329
    Net increase in deposits                                   15,483,252          12,873,200
    Decrease in short-term borrowings                          (1,600,500)         (9,635,719)
                                                               -----------         -----------
          Net cash provided by financing activities            13,465,540          11,150,918
                                                               -----------         -----------
Net increase (decrease) in cash and cash equivalents           (8,786,276)          1,875,131
    Cash and cash equivalents at beginning of period           28,092,049          13,527,352
                                                               -----------         -----------
    Cash and cash equivalents at end of period               $ 19,305,773        $ 15,402,483
                                                               ===========         ===========

Supplemental disclosures of cash flow information:

      Interest paid on deposits and short-term
          borrowings                                         $  4,227,013        $  3,803,333
      Income taxes paid                                         1,513,750             825,000
      Decrease in unrealized loss on securities
          available-for sale, net of taxes                         20,387             226,861
                                                               ===========         ===========

See the accompanying Notes to Consolidated Financial Statements.

                                      (7)

                        COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the six months ended June 30, 1996 and 1995 is unaudited)


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

         The consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and six months ended June 30, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

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

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 1996 whose contract amounts represent potential credit risk is as follows:


                                                            June 30, 1996
- --------------------------------------------------------------------------
                                                            (in thousands)

         Commitments to extend credit(1)                      $111,817
         Standby letters of credit                              13,195
         Limited recourse on mortgage
           loans sold                                            8,750
- ---------------------------------------

         (1) Includes unused lines of credit totaling $102.1 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $9.7 million.

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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At June 30, 1996, total deposits were $233.6 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $222.7 million or 95.3% of total deposits. Stockholders' equity totaled $29.7 million at June 30, 1996. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At June 30, 1996, the Company had no advances from the FHLB outstanding. Collateral must be pledged to the FHLB before advances can be obtained. At June 30, 1996 the Company's approved credit limit with the FHLB was $32.0 million and the Company had collateral sufficient to borrow up to $37.9 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totaled $19.3 million or 6.9% of total assets at June 30, 1996.


                               Capital Resources

         Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital", consisting of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and
(f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve Board (determined on a case by case basis or as a matter of policy after formal rule-making).

         In addition to the risk-based capital guidelines, the Federal Reserve Board had adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 1.0% to 2.0% above the stated minimum. The leverage capital ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.


                                      (8)

The following table summarizes the Company's capital ratios at June 30, 1996:


                                                                   Minimun
                                         Columbia Bankcorp       Regulatory
                                           June 30, 1996        Requirements
   ---------------------------------- ------------------------- --------------

   Risk-based capital ratios
     Tier 1 capital                             12.07%               4.00%
     Total capital                              13.37                8.00

   Tier 1 capital leverage ratios               11.10                3.00


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


Loans

         At June 30, 1996, the Company's loan portfolio, net of unearned income, totaled $217.6 million, or 78.1% of its total assets of $278.8 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities. Since December 31, 1995, real estate development and construction loans have accounted for $18.2 million or 67.2% of the $27.1 million increase in total loans. Increases in commercial mortgages of $3.4 million and consumer loans of $6.5 million accounted for the remainder of the growth. The real estate development and construction portfolio consisted of the following at June 30, 1996:

                                               Amount               Percent
   ---------------------------------- ------------------------- --------------
                                                (dollars in thousands)

   Residential construction (1)                 $55,733            51.6%
   Commercial construction                        1,854             1.7
   Residential land development                  41,346            38.3
   Resident land acquisition (2)                  9,122             8.4
                                               --------           -----
                                               $108,055           100.0%
   -----------------------------               ========           =====

   (1) Includes $17.3 million of loans to individuals for construction of their primary personal residence.

   (2) Includes $2.4 million of loans to individuals for the purchase of residential building lots.



         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At June 30, 1996, loans to individuals for the construction of their primary personal residences accounted for $17.3 million of the $55.7 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $38.4 million of residential construction loans represented loans to residential builders and developers. Approximately 45% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.


                                      (10)

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at June 30, 1996. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

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

         The Company has successfully limited losses in this area of lending through careful monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development/ construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sale information.


Allowance for Credit Losses

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of non-performing loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At June 30, 1996 the Allowance was 1.51% of total loans, net of unearned income. The Allowance at June 30, 1996 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.


                                      (11)

      The changes in the Allowance are presented in the following table.


                                                 Six months ended June 30
                                                 -------------------------
                                                     1996          1995
- --------------------------------------------------------------------------
                                                   (dollars in thousands)
Allowance for credit losses-
 beginning of period                             $ 2,929         $ 2,578
Provision for credit losses                          360             232
Charge-offs                                          (27)           (135)
Recoveries                                            25              41
                                                  ------          ------
Allowance for credit losses-
 end of period                                   $ 3,287         $ 2,716
                                                  ======          ======
Allowance as a percentage of loans
 receivable, net of unearned income                 1.51%           1.55%

Allowance as a percentage of
 non-performing and past due loans (1)            270.25%         132.43%
- ----------------------------------

(1)      Non-performing  and  past  due  loans  include  loans on  nonaccrual status, restructured loans and loans past due 90 days or more. At June 30, 1996 and 1995, non-performing and past-due loans totaled $1.2 million and $2.1 million, respectively. There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and the non-performing and past-due loans. Accordingly, the ratio of Allowance to non-performing and past-due loans may tend to fluctuate significantly.

                                      (12)

                             Results of Operations

         The Company reported net income of $1.0 million and $2.0 million for the three and six months ended June 30, 1996 as compared to $757,000 and $1.4 million for the corresponding periods during 1995, representing increases of 33.3% and 46.2%. Net income per share on a fully-diluted basis was $.45 for the three months ended June 30, 1996 versus $.49 for the three months ended June 30, 1995 and $.90 for both the six months ended June 30, 1996 and 1995. Net income per share on a fully-diluted basis remained flat for the six months ended June 30, 1996 and declined for the three months ended June 30, 1996 as compared to the comparable periods in 1995 despite increases in net income as a result of the effect of the issuance of 685,903 shares of common stock in June 1995.

Net Interest Income

         Net interest income increased $1.6 million or 23.9% during the six months ended June 30, 1996 as compared to the same period in 1995. Improvement in net interest income was primarily the result of the continued growth of the loan portfolio. The ratio of average loans, net of unearned income to average interest-bearing liabilities increased from 91.9% during the six months ended June 30, 1995 to 100.1% for the same period in 1996. Correspondingly, the net yield on earning assets increased from 6.35% to 6.72% during the respective periods.

         The following table provides further analysis of the increase in net interest income during the six months ended June 30, 1996 over the same period in 1995.

                                             Six months ended June 30, 1996
                                            compared to the six months ended
                                                      June 30, 1995
- --------------------------------------------------------------------------------
                                                           Increase/(Decrease)
                                                                due to: (1)
                                         Increase          -------------------
                                        (Decrease)         Rate       Volume
                                        ----------         ----       ------
                                                  (in thousands)
Interest income:
    Loans                                 $1,778            (98)       1,876
    Investment securities and
     securities available-for-sale           (67)            72         (139)
    Federal funds sold                       193             15          178
                                          ------           ----        -----
            Total interest income          1,904            (11)       1,915
                                          ------           ----        -----
Interest expense:
    Deposits                                 673            112          561
    Short-term borrowings                   (363)          (148)        (215)
                                          ------           ----        -----
            Total interest expense           310            (36)         346
                                          ------           ----        -----
            Net interest income           $1,594             25        1,569
                                          ======           ====        =====

- ------------------------------------------

 (1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.


                                      (13)

Noninterest Income

         Noninterest income totaled $499,000 for the three months ended June 30, 1996 as compared to $327,000 for the corresponding period in 1995 and $990,000 for the six months ended June 30, 1996 as compared to $679,000 for the same period in 1995. Growth in noninterest income during 1996 reflected improvement in gains and fees recognized on the sale of mortgage loans and fees charged for services. Gains and fees recognized on the sale of mortgage loans increased $81,000 and $112,000 during the three months and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The increases corresponded with an increase in the volume of loans sold from $16.5 million during the six months ended June 30, 1995 to $24.9 million during the six months ended June 30, 1996. Fees charged for services also contributed to the increase in noninterest income and reflected growth in deposit accounts and increased business activity associated with the Company's cash management services. Specifically, fees charged for services increased $60,000 and $130,000 during the three months and six months ended June 30, 1996 as compared to the same periods in 1995.


Noninterest Expense

         Noninterest expense for the three months and six months ended June 30, 1996 increased $571,000 or 24.2% and $718,000 or 14.8% over the corresponding periods in 1995. The overall increases in noninterest expense generally corresponded with increased business activity, including loan growth, branch expansion and the ongoing upgrade of data processing and management information systems. Specifically, salaries and employee benefits increased $217,000 and $405,000 during the three months and six months ended June 30, 1996 as compared to the same periods in 1995 and represented the addition of 24 net new employees since December 31, 1995 to accommodate growth in business activity as well as merit increases. Occupancy costs increased $113,000 and $213,000 in the three months and six months ended June 30, 1996 as compared to 1995 primarily as a result of the opening of two full-service branch facilities. In addition, equipment costs increased $29,000 and $51,000 during the three months and six months ended June 30, 1996 over 1995 as a result of branch openings and equipment upgrades in connection with improvements to the data processing and management information systems. Also, data processing expense for the three months and six months ended June 30, 1996 includes a charge of $75,000 for the termination of the Company's existing data processing contract as part of the overall improvement to the data processing systems.

         The net increase in overhead during 1996 was mitigated by the nonrecurring charge of $128,000 recorded in 1995 relating to the disposition of property and the decline in deposit insurance premiums of $38,000 and $89,000 during the three months and six months ended June 30, 1996 as compared to 1995. As noted in previous filings, the decline in deposit insurance premiums during 1996 resulted from the reduction in the assessment rate charged on deposits by the Bank Insurance Fund from $.23 per $100 of deposits to $0 per $100 of deposits. The assessment rate charged on deposits by the Savings Association Insurance Fund ("SAIF") of $.23 per $100 of deposits remains unchanged. Approximately 49% of the Company's deposits are assessed by SAIF.



                                      (14)

PART II


ITEM 1.        LEGAL PROCEEDINGS

None


ITEM 2.        CHANGES IN SECURITIES

None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.        OTHER INFORMATION

On May 28, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on June 18, 1996, payable July 5, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-K are set forth below.

      Exhibit No.                                        Reference
                                                         ---------
      11.1   Information used in the computation          Page 17
             of net income per share

      27.1   Financial Data Schedule                      Page 18

(b)  Reports on Form 8-K

      None


                                      (15)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      COLUMBIA BANCORP
PRINCIPAL EXECUTIVE:



August 12, 1996                                       John M. Bond, Jr.
- ---------------------------------                     -----------------
Date                                                  President and Chief
                                                      Executive Officer


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:




August 12, 1996                                       John A. Scaldara, Jr.
- ---------------------------------                     ---------------------
Date                                                  Corporate Secretary and
                                                      Chief Financial Officer



                                      (16)