Form 10QSB
period 1996-09-30
COLUMBIA BANCORP
filed 1996-11-14
CIK 834105

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                         RULE 901(d) OF REGULATION S-T.


               FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                  to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
       (exact name of small business issuer as specified in its charter)


           Maryland                                      52-1545782
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


             10480 Little Patuxent Parkway, Columbia, Maryland 21044
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 465-4800
--------------------------------------------------------------------------------
                            Issuer's telephone number


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X     No
              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,148,004 shares as of November 12, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
                                                               -----     -----

                                COLUMBIA BANCORP

                                 C O N T E N T S

PART I  -  FINANCIAL INFORMATION                                                       Page
         Item 1.      Financial Statements:

                             Statements of Financial Condition as of
                                    September 30, 1996 and December 31, 1995           3

                             Statements of Income for the Three Months and
                                    Nine Months Ended September 30, 1996 and 1995      4

                             Statements of Stockholders' Equity for the Nine
                                    Months Ended September 30, 1996 and the Years
                                    Ended December 31, 1995 and 1994                   5

                             Statements of Cash Flows for the Nine Months
                                    Ended September  30, 1996 and 1995                 6

                             Notes to Condensed Consolidated Financial Statements      7

         Item 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                       8

PART II  -  OTHER INFORMATION

                      Item 1. Legal Proceedings                                       15

                      Item 2. Changes in Securities                                   15

                      Item 3. Defaults Upon Senior Securities                         15

                      Item 4. Submission of Matters to a Vote of Security Holders     15

                      Item 5. Other Information                                       15

                      Item 6. Exhibits and Reports on Form 8-K                        15

                                      (2)

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,            December 31,
                                                            1996                     1995
                                                        -------------            --------------
                                                        (unaudited)
          ASSETS

Cash and due from banks                               $   17,432,741           $    10,182,474
Federal funds sold                                         1,707,256                17,909,575
Investment securities ( fair value $35,842,890
          in 1996 and $24,740,814 in 1995 )               35,969,267                24,766,654
Securities available-for-sale                              5,403,125                10,574,349
Residential mortgage loans originated-for-sale               903,566                 1,045,170
Loans:
          Commercial                                      29,194,259                29,274,548
          Real estate development and construction       109,089,879                89,877,012
          Real estate mortgage:
                 Residential                              13,008,441                12,726,384
                 Commercial                               12,215,344                 9,107,672
          Retail, principally residential equity
             lines of credit                              61,901,513                49,225,092
          Credit card                                      1,462,167                 1,527,825
                                                        -------------            --------------
             Total loans                                 226,871,603               191,738,533
          Less:  Unearned income, net of deferred
                    origination costs                      1,134,683                 1,047,163
                 Allowance for credit losses               3,400,663                 2,929,177
                                                        -------------            --------------
             Loans, net                                  222,336,257               187,762,193
                                                        -------------            --------------

Other real estate owned                                            -                    89,145
Investment in and advances to limited partnerships                 -                   450,391
Property and equipment, net                                7,232,690                 6,580,100
Prepaid expenses and other assets                          5,047,311                 3,664,577
                                                        -------------            --------------

                 Total Assets                         $  296,032,213           $   263,024,628
                                                        =============            ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits               $   42,418,107           $    32,553,238
    Interest-bearing deposits                            200,931,988               185,608,284
                                                        -------------            --------------
          Total deposits                                 243,350,095               218,161,522
    Short-term borrowings                                 20,690,066                15,299,267
    Accrued expenses and other liabilities                 1,742,345                 1,500,285
                                                        -------------            --------------
          Total liabilities                              265,782,506               234,961,074
                                                        -------------            --------------

Stockholders' Equity:
    Commonstock, $.01 par value per share;
          authorized  9,550,000  shares;
          outstanding 2,147,278 shares
          and 2,145,753 shares, respectively                  21,473                    21,457
    Additional paid in capital                            22,591,485                22,576,938
    Retained earnings                                      7,653,280                 5,513,921
    Net unrealized loss on investments
          available-for-sale                                 (16,531)                  (48,762)
                                                        -------------            --------------
             Total stockholders' equity                   30,249,707                28,063,554
                                                        -------------            --------------

                 Total liabilities and
                    stockholders' equity              $  296,032,213           $   263,024,628
                                                        =============            ==============

See the accompanying Notes to Consolidated Financial Statements.

                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
     For the Nine Months and Three Months Ended September 30, 1996 and 1995
                                  (unaudited)


                                                       Nine Months Ended                Three Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     ---------------------------
                                                     1996            1995             1996            1995
                                                 -------------    ------------     ------------    -----------
Interest income:
    Loans                                      $   17,205,776   $  14,514,642    $   5,956,311   $  5,043,252
    Investment securities                           1,408,011       1,412,625          524,574        462,444
    Federal funds sold                                305,807         257,336           59,168        203,330
                                                 -------------    ------------     ------------    -----------
          Total interest income                    18,919,594      16,184,603        6,540,053      5,709,026
                                                 -------------    ------------     ------------    -----------

Interest expense:
    Deposits                                        5,893,572       5,114,686        2,012,822      1,907,327
    Short-term borrowings                             436,376         694,819          202,499         97,369
                                                 -------------    ------------     ------------    -----------
          Total interest expense                    6,329,948       5,809,505        2,215,321      2,004,696
                                                 -------------    ------------     ------------    -----------
          Net interest income                      12,589,646      10,375,098        4,324,732      3,704,330
Provision for credit losses                           549,501         334,000          189,501        102,000
                                                 -------------    ------------     ------------    -----------
          Net interest income after
             provision for credit losses           12,040,145      10,041,098        4,135,231      3,602,330
                                                 -------------    ------------     ------------    -----------
Noninterest income:
    Gains and fees on sales of mortgage loans         563,502         510,185          192,146        250,718
    Fees charged for services                         707,033         529,305          252,303        204,433
    Other                                             238,257         145,552           74,245         50,525
                                                 -------------    ------------     ------------    -----------
          Total noninterest income                  1,508,792       1,185,042          518,694        505,676
                                                 -------------    ------------     ------------    -----------
Noninterest expense:
    Salaries and employee benefits                  4,299,426       3,721,830        1,457,324      1,284,702
    Equipment                                         584,296         495,964          201,174        164,137
    Occupancy, net                                    808,919         483,598          285,899        173,467
    Deposit insurance premiums and assessments        681,990         276,129          551,676         57,053
    Marketing                                         377,903         259,845          119,384         64,060
    Cash management services                          342,873         307,354          120,247        114,360
    Data processing                                   404,956         236,778          120,544         81,674
    Professional fees                                 159,959         275,627           69,082        124,397
    Loss on disposition of property                   -               128,466           -              -
    Equity in net loss of limited partnerships         87,390          72,000           39,390         24,000
    Net expense (income) on other real estate owned    11,040          57,731           (3,799)        29,416
    Other                                           1,235,773       1,014,424          463,234        360,316
                                                 -------------    ------------     ------------    -----------
          Total noninterest expense                 8,994,525       7,329,746        3,424,155      2,477,582
                                                 -------------    ------------     ------------    -----------
Income before income taxes                          4,554,412       3,896,394        1,229,770      1,630,424
Income tax expense                                  1,770,400       1,505,150          478,400        629,700
                                                 -------------    ------------     ------------    -----------
          Net income                           $    2,784,012   $   2,391,244    $     751,370   $  1,000,724
                                                 =============    ============     ============    ===========

Per share data:
    Net income per common share:
          Primary                              $         1.23   $        1.50    $         .33   $        .45
          Fully diluted                        $         1.23   $        1.33    $         .33   $        .45
    Cash dividends declared:
          Common                               $          .30   $         .15    $         .10   $        .05
          Preferred                            $            -   $        1.30    $           -   $          -

See the accompanying Notes to Consolidated Financial Statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Information for the nine months
                     ended September 30, 1996 is unaudited)

                                                                                                Net
                                                                                            Unrealized
                                                                                              Loss on
                                                                Additional                  Securities         Total
                                     Preferred       Common       Paid-in      Retained     Available-     Stockholders'
                                       Stock         Stock        Capital      Earnings      for-Sale         Equity
                                     -----------   -----------  ------------  ------------  ------------   --------------
Balance at December 31, 1993       $      4,500        10,400    14,209,093     1,235,104             -       15,459,097
Cash dividends declared on
    Series A preferred stock                  -             -             -      (540,000)            -         (540,000)
Cash dividends declared on
    common stock                              -             -             -      (145,636)            -         (145,636)
Stock options exercised                       -             2         2,498        -                  -            2,500
Net income                                    -             -             -     2,415,664             -        2,415,664
Net unrealized loss on
    securities available-
    for-sale                                  -             -             -        -           (318,548)        (318,548)
                                     -----------   -----------  ------------  ------------  ------------   --------------
Balance at December 31, 1994              4,500        10,402    14,211,591     2,965,132      (318,548)      16,873,077

Cash dividends declared on
    Series A preferred stock                  -             -             -      (454,072)            -         (454,072)
Cash dividends declared on
    common stock                              -             -             -      (425,889)            -         (425,889)
Conversion of 444,000 shares
    of Series A preferred stock,
    net of cash in lieu of
    fractional shares                    (4,440)        4,144           170             -             -             (126)
Issuance of 685,903 shares of
    common stock, net of costs
    of issuance                               -         6,859     8,380,840             -             -        8,387,699
Redemption for cash of 6,000
    shares of Series A preferred
    stock                                   (60)            -       (62,940)            -             -          (63,000)
Stock options exercised                       -            52        47,277             -             -           47,329
Net income                                    -             -             -     3,428,750             -        3,428,750
Change in net unrealized
    loss on securities
    available-for-sale                        -             -             -             -       269,786          269,786
                                     -----------   -----------  ------------  ------------  ------------   --------------
Balance at December 31, 1995                  -        21,457    22,576,938     5,513,921        (48,762)     28,063,554

Cash dividends declared on                    -             -             -      (644,653)            -         (644,653)
    common stock
Stock options exercised                       -            16        14,547        -                  -           14,563
Net income                                    -             -             -     2,784,012             -        2,784,012
Change in net unrealized
    loss on securities
    available-for-sale                        -             -             -             -        32,231           32,231
                                     -----------   -----------  ------------  ------------  ------------   --------------
Balance at September 30, 1996      $          -        21,473    22,591,485     7,653,280        (16,531)     30,249,707
                                     ===========   ===========  ============  ============  ============   ==============


See the accompanying Notes to Consolidated Financial Statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995

                                                                         Nine Months Ended
                                                                           September 30,
                                                               ---------------------------------------
                                                                    1996                     1995
                                                               --------------           --------------
                                                                             (unaudited)
Cash flows from operating activities:
    Net income                                               $     2,784,012          $     2,391,244
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                             562,631                  471,669
           Proceeds from the sale of residential
              mortgage loans originated-for-sale                  36,145,605               30,431,850
           Disbursements for residential mortgage loans
              originated-for-sale                                (36,004,001)             (30,301,375)
           Provision for credit losses                               549,501                  334,000
           Net charge-offs                                           (78,014)                (179,543)
           Provision for losses on other real estate owned             9,000                   25,538
           Increase in unearned income, net of
              deferred origination costs                              87,520                  176,499
           Loss on disposition of assets                                   -                  128,466
           Decrease in investment in and advances
              to limited partnerships                                 87,390                   72,000
           Increase in prepaid expenses and other assets          (1,408,545)                  (8,891)
           Increase in accrued expenses and other
              liabilities                                            241,935                  139,164
                                                               --------------           --------------
              Net cash provided by operating activities            2,977,034                3,680,621
                                                               --------------           --------------

Cash flow provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments         (37,603,543)             (26,658,523)
    Loan purchases                                                (3,656,380)                (331,809)
    Loan sales                                                     6,114,100               10,755,820
    Purchases of investment securities and securities
      available-for-sale                                         (22,477,035)              (4,493,915)
    Proceeds from maturities and principal repayments
       of investment securities and securities
       available-for-sale                                         16,510,226                8,019,166
    Additions to other real estate owned                                   -                 (142,004)
    Sales of other real estate owned                                  80,145                1,379,816
    Purchases of property and equipment                           (1,234,070)                (486,554)
    Sales of property and equipment                                   25,064                        -
    Proceeds received on investments in and advances
       to limited partnerships                                       363,001                   28,000
                                                               --------------           --------------
           Net cash used in investing activities                 (41,878,492)             (11,930,003)
                                                               --------------           --------------
Cash flow provided by (used in) financing activities:
    Cash dividend distributed on preferred stock                           -                 (454,072)
    Cash dividend distributed on Series A common stock              (644,529)                (104,026)
    Issuance of 685,903 shares of common stock, net of costs               -                8,387,699
    Proceeds from stock options exercised                             14,563                   47,329
    Cash distributed in lieu of fractional shares upon
       conversion of preferred stock                                       -                     (126)
    Redemption of preferred stock                                          -                  (63,000)
    Net increase in deposits                                      25,188,573               19,174,754
    Purchase of deposits                                                   -                5,492,853
    Increase (decrease) in short-term borrowings                   5,390,799               (6,836,238)
                                                               --------------           --------------
           Net cash provided by financing activities              29,949,406               25,645,173
                                                               --------------           --------------
Net increase (decrease) in cash and cash equivalents              (8,952,052)              17,395,791
    Cash and cash equivalents at beginning of period              28,092,049               13,527,352
                                                               --------------           --------------
    Cash and cash equivalents at end of period               $    19,139,997          $    30,923,143
                                                               ==============           ==============

Supplemental disclosures of cash flow information:

       Interest paid on deposits and short-term borrowings   $     6,406,855          $     5,768,123
       Income taxes paid                                           2,414,750                1,325,000
       Decrease in unrealized loss on securities
           available-for sale, net of taxes                           32,231                  259,265
                                                               ==============           ==============

See the accompanying Notes to Consolidated Financial Statements.

                                      (6)

                         COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the nine months
                 ended September 30, 1996 and 1995 is unaudited)


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

         The consolidated financial statements as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

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

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 1996 whose contract amounts represent potential credit risk is as follows:


                                              September 30, 1996
-----------------------------------------------------------------
                                                (in thousands)

         Commitments to extend credit(1)           $112,112
         Standby letters of credit                   13,803
         Limited recourse on mortgage
            loans sold                                8,274

-----------------------------------------
         (1) Includes unused lines of credit totaling $100.1 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $12.0 million.

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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At September 30, 1996, total deposits were $243.4 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $233.3 million or 95.9% of total deposits. Stockholders' equity totaled $30.2 million at September 30, 1996. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At September 30, 1996, the Company had $7.0 million in advances from the FHLB outstanding. Collateral must be pledged to the FHLB before advances can be obtained. At September 30, 1996 the Company's approved credit limit with the FHLB was $32.0 million and the Company had collateral sufficient to borrow up to $48.2 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totaled $19.1 million or 6.5% of total assets at September 30, 1996.


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

         In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 1.0% to 2.0% above the stated minimum. The leverage capital ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.

                                      (8)

The following table summarizes the Company's capital ratios at September 30, 1996:


                                                                      Minimun
                                            Columbia Bancorp        Regulatory
                                           September 30, 1996      Requirements
--------------------------------------- ------------------------- --------------

Risk-based capital ratios
  Tier 1 capital                                 11.88%               4.00%
  Total capital                                  13.13                8.00

Tier 1 capital leverage ratios                   10.51                3.00

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


Loans

         At September 30, 1996, the Company's loan portfolio, net of unearned income, totaled $225.7 million, or 76.3% of its total assets of $296.0 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities. Since December 31, 1995, real estate development and construction loans have accounted for $19.2 million or 54.7% of the $35.1 million increase in total loans. Increases in retail loans of $12.7 million, representing principally residential equity lines of credit, and commercial mortgages of $3.1 million accounted for the remainder of the growth. The real estate development and construction portfolio consisted of the following at September 30, 1996:

                                                  Amount         Percent
          ---------------------------------------------------------------
                                                  (dollars in thousands)

          Residential construction (1)           $ 52,954         48.5%
          Commercial construction                   2,798          2.6
          Residential land development             46,277         42.4
          Residential land acquisition (2)          7,061          6.5
                                                 --------        -----
                                                 $109,090        100.0%
                                                 ========        =====

          --------------------------
          (1) Includes $13.9 million of loans to individuals for construction of their primary personal residence.
          (2) Includes $2.5 million of loans to individuals for the purchase of residential building lots.


         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At September 30, 1996, loans to individuals for the construction of their primary personal residences accounted for $13.9 million of the $53.0 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $39.1 million of residential construction loans represented loans to residential builders and developers. Approximately 45% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

                                      (10)

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at September 30, 1996. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

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

Allowance for Credit Losses

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of non-performing loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At September 30, 1996 the Allowance was 1.51% of total loans, net of unearned income. The Allowance at September 30, 1996 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.

                                      (11)

         The changes in the Allowance are presented in the following table.

                                               Nine months ended September 30
                                            ------------------------------------
                                                 1996                  1995
         -----------------------------------------------------------------------
                                                    (dollars in thousands)
         Allowance for credit losses-
           beginning of period                  $2,929                $2,578
         Provision for credit losses               550                   334
         Charge-offs                              (108)                 (227)
         Recoveries                                 30                    48
                                                ------                ------

         Allowance for credit losses-
           end of period                        $3,401                $2,733
                                                ======                ======

         Allowance as a percentage of loans
           receivable, net of unearned income     1.51%                 1.53%

         Allowance as a percentage of
           non-performing and past-due loans(1)  88.00%               314.86%


         ----------------------------------
         (1) Non-performing and past-due loans include loans on nonaccrual status, restructured loans and loans past due 90 days or more. At September 30, 1996 and 1995, non-performing and past-due loans totaled $3.9 million and $868,000, respectively. There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and the non-performing and past-due loans. Accordingly, the ratio of Allowance to non-performing and past-due loans may tend to fluctuate significantly.


Loans on nonaccrual status increased from $1.1 million at December 31, 1995 to $3.7 million at September 30, 1996. Of the $2.6 million increase, $2.3 million represented loans to a single borrower and its related entities, all of which are secured by residential real estate in various stages of completion. In addition, at September 30, 1996, the underlying real estate of loans on nonaccrual status totaling approximately $651,000 had been sold at foreclosure auction. The sales represent full recovery of principal and are expected to settle in the fourth quarter of 1996.

                                      (12)

                             Results of Operations

         The Company reported net income for the three months ended September 30, 1996 of $751,000 or $.33 per share compared to $1.0 million or $.45 per share for the corresponding period in 1995. Core operating earnings remained strong. However, the Company recorded a special one-time after-tax charge of $299,000 or $.14 per share as a result of congressional legislation providing for the recapitalization of the Savings Association Insurance Fund ("SAIF"). This one-time charge also affected approximately 700 other commercial banks which acquired deposits from savings institutions and should result in significant future reductions in deposit insurance premiums paid by the Company. Return on average assets and return on average equity were 1.05% and 10.13%, respectively, for the third quarter. If adjusted to exclude the one-time SAIF assessment, return on average assets and return on average equity would have been 1.47% and 14.15%, respectively.

         Net income was $2.8 million for the nine months ended September 30, 1996 as compared to $2.4 million for the corresponding period in 1995. Earnings per share for the nine months ended September 30, 1996 were $1.23 ($1.37 if adjusted to exclude the one-time SAIF assessment) compared to $1.33 for 1995. While net income, adjusted to exclude the one-time SAIF assessment, increased 28.9% from period to period, earnings per share, as adjusted, increased only 3.0% as a result of the successful completion of the June 27, 1995 common stock offering which included the issuance of 862,500 shares. Return on average assets and return on average equity were 1.36% and 12.75%, respectively, through the nine months ended September 30, 1996. If adjusted to exclude the one-time SAIF assessment, return on average assets and return on average equity would have been 1.51% and 14.11%, respectively.

Net Interest Income

         Net interest income increased $2.2 million or 21.3% during the nine months ended September 30, 1996 as compared to the same period in 1995. Improvement in net interest income was primarily the result of the continued growth of the loan portfolio. The ratio of average loans, net of unearned income to average interest-bearing liabilities increased from 92.2% during the nine months ended September 30, 1995 to 101.4% for the same period in 1996. Correspondingly, the net yield on earning assets increased from 6.40% to 6.68% during the respective periods.

         The following table provides further analysis of the increase in net interest income during the nine months ended September 30, 1996 over the same period in 1995.

                                                       Nine months ended September 30, 1996
                                                         compared to the nine months ended
                                                                September 30, 1995
----------------------------------------------------------------------------------------------
                                                                        Increase/(Decrease)
                                                          Increase          due to: (1)
                                                                       -----------------------
                                                         (Decrease)     Rate          Volume
                                                     -----------------------------------------
                                                                  (in thousands)
Interest income:
         Loans                                       $  2,691            (166)         2,857
         Investment securities and
            securities available-for-sale                  (5)             71            (76)
         Federal funds sold                                49              33             16
                                                       -------         -------        -------
                Total interest income                   2,735             (62)         2,797
                                                       -------         -------        -------

Interest expense:
         Deposits                                         778              47            731
         Short-term borrowings                           (258)           (126)          (132)
                                                       -------         -------        -------
                Total interest expense                    520             (79)           599
                                                       -------         -------        -------

                Net interest income                  $  2,215              17          2,198
                                                       =======         =======        =======

         ------------------------------------------
         (1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                      (13)

Noninterest Income

         Noninterest income totaled $519,000 for the three months ended September 30, 1996 as compared to $506,000 for the corresponding period in 1995 and $1.5 million for the nine months ended September 30, 1996 as compared to $1.2 million for the same period in 1995. Growth in noninterest income during 1996 primarily reflected increases in fees charged for services of $48,000 and $178,000 for the three months and nine months ended September 30, 1996 over the same periods in 1995. These increases resulted from an increasing deposit account base as well as improved business activity associated with the company's cash management services. Gains on the sales of mortgage loans also contributed to the growth in noninterest income during the nine months ended September 30, 1996, increasing $53,000 over the same period in 1995. However, a decline in loans sold from $13.9 million to $11.2 million during the three months ended September 30, 1995 as compared to the corresponding period of 1996 resulted in a decline of $59,000 in gains recognized for the quarter.


Noninterest Expense

         Noninterest expense for the three months and nine months ended September 30, 1996 increased $947,000 or 38.2% and $1.7 million or 22.7% over the corresponding periods in 1995. The increase during each period was, in large part, the result of the special one-time deposit insurance assessment of $487,000 pre-tax recorded by the Company in September, 1996. As previously mentioned, the charge represented that mandated by Congress in an effort to recapitalize the SAIF. The increase in noninterest expenses also corresponded with increased business activity, including related marketing efforts, and the ongoing upgrade of data processing and management information systems. Specifically, salaries and employee benefits increased $173,000 and $578,000 during the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 and primarily represented the addition of 19 net new employees since December 31, 1995. Growth in the employee base has been necessary to accommodate increased business activity, including branch expansion. Occupancy costs increased $112,000 and $325,000 during the three months and nine months ended September 30,1996 as compared to 1995 as a result of branch expansion efforts. Also as a result of expansion efforts, marketing costs increased $55,000 and $118,000 during these same periods as compared to 1995. In addition, equipment costs increased $37,000 and $88,000 during the three and nine months ended September 30, 1996, respectively, as compared to 1995 and reflected the upgrade of data processing systems as well as general expansion efforts.

         The increase in noninterest expense during 1996 was mitigated by decreases in professional fees, expenses associated with other real estate owned and losses on the disposition of assets.

                                      (14)

PART II


ITEM 1.        LEGAL PROCEEDINGS

None


ITEM 2.        CHANGES IN SECURITIES

None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.        OTHER INFORMATION

On August 30, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on September 13, 1996, payable October 7, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-K are set forth below.

      Exhibit No.                                        Reference

        11.0   Information used in the computation        Page 17
               of net income per share

        27.0   Financial Data Schedule                    Page 18

(b)  Reports on Form 8-K

     None

                                      (15)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COLUMBIA BANCORP
PRINCIPAL EXECUTIVE:



November 12, 1996                                John M. Bond, Jr.
-----------------------------------              -----------------
Date                                             President and Chief
                                                 Executive Officer


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:



November 12, 1996                                John A. Scaldara, Jr.
-----------------------------------              ---------------------
Date                                             Corporate Secretary and
                                                 Chief Financial Officer


                                      (16)