Form 10-K
period 1996-12-31
COLUMBIA BANCORP
filed 1997-03-28
CIK 834105

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from             to

                         Commission file number 0-23402

                                COLUMBIA BANCORP
             (Exact name of registrant as specified in its charter)

                Maryland                                        52-1545782
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                         10480 Little Patuxent Parkway
                            Columbia, Maryland 21044
              (Address of principal executive offices) (zip code)

                                  410-465-4800
              (Registrant's telephone number, including area code)

          Securities  registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                           [cover page 1 of 2 pages]

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of this filing.

            Common Stock, par value $0.01 per share:
               Market value held by non-affiliates based on the
                  closing sales price at March 20, 1997              $33,948,622
                                                                      ==========

         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Common Stock, par value $0.01 per share:
               Shares outstanding at March 24, 1997                    2,148,345
                                                                       =========

         Documents Incorporated by Reference:

             Portions of Annual Report to Stockholders for Fiscal Year
                Ended December 31, 1996, incorporated by reference into Part II.
             Portions of Definitive Proxy Statement dated March 25, 1997 incorporated by reference into Part III.

                                [cover page 2 ]

                                                 TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
Item 1  -  Description of Business....................................        2
Item 2  -  Description of Property....................................        9
Item 3  -  Legal Proceedings..........................................        9
Item 4  -  Submission of Matters to a Vote of Stockholders............        9

PART II

Item 5  -  Market for Common Stock and Related Stockholder Matters....       10
Item 6  -  Selected Financial Data....................................       10
Item 7  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................       10
Item 8  -  Financial Statements and Supplementary Data................       10
           Columbia Bancorp and Subsidiaries:
             Independent Auditor's Report
             Consolidated Statements of Financial Condition as of
               December 31, 1996 and 1995
             Consolidated Statements of Income for the years ended
               December 31, 1996, 1995 and 1994
             Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 1996, 1995 and 1994
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994
             Notes to Consolidated Financial Statements
Item 9  -  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................       10

PART III

Item 10 -  Directors and Executive Officers of the Registrant.........       11
Item 11 -  Executive Compensation.....................................       12
Item 12 -  Security Ownership of Certain Beneficial Owners and
           Management.................................................       12
Item 13 -  Certain Relationships and Related Transactions.............       12
Item 14 -  Exhibits and Reports on Form 8-K...........................       12
Signatures............................................................       16

                                      (1)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987, under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and has six branch locations in Howard County, Maryland; three branch locations in Baltimore County, Maryland; and two branch locations in Baltimore City, Maryland. Three additional branch locations in Howard County, Maryland are scheduled to open in 1997. At December 31, 1996, the Company had total assets of $317.2 million, total loans, net of unearned income of $237.9 million, total deposits of $254.6 million and stockholders' equity of $31.0 million.

         The Bank is an independent, community bank which seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. These customers are primarily individuals and small- and medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

         The executive offices of the Company and the principal office of the Bank are located at 10480 Little Patuxent Parkway, Columbia, Maryland 21044, telephone number (410) 465-4800.

Services of the Bank

         The Bank provides comprehensive and service-intensive commercial and retail banking services to individuals and small and medium-sized businesses. The following types of services are offered by the Bank:

         Commercial Services:

         * Loans, including working capital loans and lines of credit, a wide range of demand, term, and time loans, loans for real estate land acquisition, development and construction and equipment, inventory and accounts receivable financing.

         *   Cash management, including automatic overnight investment of funds.

         *   Certificates of deposit and other interest-bearing accounts.

         *   Direct deposit of payroll.

         *   Letters of credit.

                                      (2)

         Retail Services:

         *   Transaction accounts, including checking and NOW accounts.
         *   Savings accounts.
         *   Certificates of deposit.
         *   Individual retirement accounts.
         * 24-hour automated teller machines with access to most major network systems.
         *   24-hour telephone banking.
         *   Installment and home equity loans and lines of credit.
         *   Residential construction and first mortgage loans.
         *   VISA(R) credit and debit cards.
         *   Travelers checks, money orders and safe deposit boxes.

         The Bank does not now exercise general trust powers.

Lending Activities

         General. At December 31, 1996, the Company's loan portfolio, net of unearned income, totaled $237.9 million, representing approximately 75.0% of its total assets of $317.2 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.

         Loan Portfolio Composition. The following table sets forth the Company's loans by major categories as of December 31, 1996:

                                                             December 31, 1996
                                                          ----------------------
                                                            Amount      Percent
                                                          ----------------------
                                                          (dollars in thousands)

         Commercial......................................  $  30,517      12.8%
         Real estate - development and construction(1)...    112,838      47.2
         Real estate - mortgage:
           Residential...................................     11,897       5.0
           Commercial....................................     14,470       6.1
         Consumer:
           Retail(2).....................................     67,731      28.3
           Credit Card...................................      1,543        .6
                                                            --------     -----
         Total loans.....................................   $238,996     100.0%
                                                            ========     =====
---------------------
(1) At December 31, 1996, loans to individuals for constructing primary personal residences represented $10.8 million.
(2) Approximately $62.4 million were retail loans secured by the borrowers' principal residences in the form of home equity lines of credit and second mortgages.

         Commercial Loans. The Company originates secured and unsecured loans for business purposes. Additionally, commercial business loans are made to provide working capital to businesses in the form of lines of credit

                                      (3)
which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 1996, $30.5 million or 12.8% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral which secures the loan. Financial statements are analyzed using a financial spreadsheet software program. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

         Real Estate Development and Construction Loans. The real estate development and construction loan portfolio consisted of the following at December 31, 1996:

                                                             December 31, 1996
                                                          ----------------------
                                                            Amount      Percent
                                                          ----------------------
                                                          (dollars in thousands)

         Residential construction(1).....................     $ 50,902     45.1%
         Commercial construction.........................        4,419      3.9
         Residential land development....................       50,262     44.6
         Residential land acquisition(2).................        7,255      6.4
                                                              --------    -----
                                                              $112,838    100.0%
                                                              ========    =====
-----------
(1) Includes $10.8 million of loans to individuals for construction of primary personal residences.
(2) Includes $2.1 million of loans to individuals for the purchase of residential building lots.

         The Company provides interim residential real estate development and construction loans to builders, developers and persons who will ultimately occupy the single family dwellings. Residential real estate construction and development loans constitute the largest portion of the Company's lending activities. The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At December 31, 1996, loans to individuals for the construction of primary personal residences accounted for $10.8 million of the $50.9 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $40.1 million of residential construction loans represented loans to residential builders and developers. Approximately 43% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers have been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 1996. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

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

         The Company has successfully limited losses in this area of lending through careful monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development/construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying

                                      (4)
collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sale information.

         Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. Such mortgage loans are generally originated under terms, conditions and documentation which permit their sale in the secondary mortgage market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 1996, $11.9 million or 5.0% of the Company's total loan portfolio consisted of residential mortgage loans.

         For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing its mortgage loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. The properties securing all of the Company's residential mortgage loans are appraised by appraisers approved by the Company.

         Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 1996, $14.5 million or 6.1% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings and warehouse and general purpose business space. Although terms vary, the Company's commercial mortgages generally have maturities of five years or less.

         The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers.

         Consumer Loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Company include home equity loans and lines of credit and loans that are secured by personal property. At December 31, 1996, $69.3 million or 29.0% of the Company's total loan portfolio consisted of consumer loans.

         Home equity loans are originated by the Company for typically up to 85% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have a maximum term of 15 years and the interest rate is generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage).

         Other Potential Problem Loans. At December 31, 1996, management had identified four loans totaling approximately $972,000 which, while not adversely classified, had exhibited potential weaknesses. These weaknesses may at some future date result in a reduced likelihood of repayment. These loans are subject to an increased level of monitoring by management in accordance with the Company's established credit policies and procedures.

Competition

         While promotional activities emphasize the many advantages of dealing with a locally-run institution closely attuned to the needs of its community, the Company faces strong competition in all areas of its operations. This
competition   comes  from   entities   operating  in  the   Baltimore-Washington
metropolitan area, which include offices of most of the largest banks in Maryland. Its most direct competition for deposits comes from other commercial banks

                                      (5)
savings banks, savings and loan associations and credit unions operating in the Baltimore/Washington marketplace. The Company also competes for deposits with money market mutual funds and with larger banks for cash management customers. The Company competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

Interstate Banking

         Adequately capitalized bank holding companies, such as the Company, may acquire control of banks in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer than five years. No bank holding company may acquire more than 10% of the nationwide insured deposits or more than 30% of deposits in any state; however, states may waive the 30% limit. In addition, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland law permits interstate branching both by mergers and establishing new branches; however, until June 1, 1997 this provision is subject to the reciprocity requirements that banks from another state may branch into Maryland only if Maryland banks may branch into that state. The Company is unable to predict the ultimate impact of interstate banking legislation on it or its competitors.

Supervision and Regulation

         Bank Holding Company Regulations. Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended primarily to protect depositors and not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

         The Company is a registered bank holding company subject to regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and any additional information that may be required under the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before
(i) acquiring all or substantially all of the assets of, or direct or indirect ownership or control of, more than 5% of the outstanding voting stock of any bank which is not already majority owned, or (ii) acquiring, or, merging or consolidating with, any other bank holding company. The Federal Reserve Board will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions, mergers or consolidations. The Act now further provides that the Federal Reserve Board shall not approve any such acquisition of control of any bank operating outside the bank holding company's principal state of operations, unless such action is specifically authorized by the statutes of the state in which the bank to be acquired is located. This prohibition on interstate acquisitions has been amended, effective September 29, 1995.

         Additionally, the Act prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected

                                      (6)
benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         In January, 1989, the Federal Reserve Board adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

         Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital," consisting of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill items and certain other intangible assets. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock (c) hybrid capital instruments,
(d) perpetual debt, (e) mandatory convertible debt securities, and (f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve Board (determined on a case by case basis or as a matter of policy after formal rule-making).

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity or more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

         The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1996 and 1995, the Company's total risk-based capital ratios were 13.2% and 14.1%, respectively, and its Tier 1 risk-based capital ratios were 11.9% and 13.0%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of December 31, 1996 and 1995, the Company's Tier 1 capital leverage ratios were 10.1% and 10.7%, respectively.

                                      (7)

         In September, 1995, the federal bank regulatory agencies revised the capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. While the revised capital guidelines do not codify a measurement framework for assessing the level of a bank's interest rate exposure, the measurement of interest rate exposure using either a supervisory model, developed by the federal bank agencies, or the bank's own internal model is a quantitative factor, among other quantitative and qualitative factors, available for use by examiners in determining the adequacy of an individual bank's capital for interest rate risk. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Qualitative factors include the adequacy of the bank's internal interest rate management. Establishment of an explicit supervisory threshold, defining a "normal" level of interest rate risk exposure is expected at some future date. The revision of the capital adequacy guidelines did not have a material adverse effect on the Company.

         Bank  Regulations.  The  Bank  is a  state-chartered  bank  subject  to supervision, regulation and examination by the Maryland Commissioner of Financial Regulation and by the FDIC under the Federal Deposit Insurance Act. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment and closing of branches, mergers and consolidations, changes in control, electronic funds transfer, community reinvestment, management practices and other aspects of operations are subject to regulation by the appropriate federal and state regulatory agencies. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC-insured banks, including disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. Federal regulatory agencies have broad powers to take prompt corrective action to resolve problems at banking institutions, including (in certain cases) the appointment of a conservator or receiver. The extent of these powers is generally influenced by the level of capital at the institution.

         The Bank is assessed by the FDIC in respect of its deposit insurance. As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $82.9 million or 35.3% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). In September 1996 and as a result of congressional legislation to recapitalize the SAIF, the Company was charged a one-time special assessment of approximately $486,000 pretax. Also, effective October 1, 1996, the Company began paying a Financing Corporation ("FICO") assessment of 1.30 cents per $100 of BIF deposits and 6.48 cents per $100 of SAIF deposits. The impact of the special assessment and the FICO assessment was mitigated by a significant reduction (from 23 cents per $100 of deposits to zero) in the FDIC insurance premium associated with BIF deposits assessed the Company during 1996. The Company's FDIC insurance premium associated with deposits insured by the SAIF was also reduced from 23 cents per $100 to zero effective October 1, 1996.

         In the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company, the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Company were not by their terms so subordinated.

         As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Company and the Bank are particularly susceptible to changes in federal and state legislation and regulations which may increase the cost of doing business.

                                      (8)

Governmental Monetary Policies and Economic Controls

         The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in the United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted; however, modest short-term changes should have little effect so long as the Company maintains its current interest sensitivity gap position.

Employees

         At December 31, 1996, the Company and the Bank had 185 employees of which 43 were officers, 160 were full-time employees and 25 were part-time employees. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal offices of the Company and the Bank are located at 10480 Little Patuxent Parkway, Columbia, Howard County, Maryland.

         At December 31, 1996, the Company owned one banking office and an adjacent office building. These properties had a book value of $3.4 million at December 31, 1996, and the office building was producing annual rental income of $170,400. The remaining ten banking offices open at December 31, 1996 were leased. The lease for the principal office of the Bank expires in 2013 (after giving effect to all renewal options), and annual rent is currently $232,999. Leases for the remaining leased banking offices expire from 1997 through 2011 (after giving effect to all renewal options), and aggregate annual rent is currently $323,000. The Company is also in the process of constructing a banking office on leased property which is scheduled to open prior to the end of March 1997. The lease expires in 2037 (after giving effect to all renewal options), and the annual rent will be $63,000. In addition, the Company is currently negotiating leases for two additional banking offices. The Company believes that its facilities are adequate for its current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is party to legal actions which are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                      (9)

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required by this item is set forth by reference to the information appearing under the captions "Dividends" on page 38 and "Recent Common Stock Prices" on page 44 of the 1996 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 6 of the 1996 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 7 through 20 of the 1996 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item as to the Company and the Company's Independent Public Accountants' Report thereon is incorporated by reference to the 1996 Annual Report to Stockholders included in Exhibit 13.1, pages 21 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in nor disagreements with accountants on accounting and financial disclosure.

                                      (10)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The   information   with   respect  to  Directors  of  the  Company  is
incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

         The following information is supplied with respect to Mr. Bond and to other named executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Except as noted, each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 1997.

                                               Position with the
     Name              Age                    Company and the Bank
     ----              ---                    --------------------

John M. Bond, Jr.       53   President,  Chief  Executive  Officer and Treasurer
                             of the Company and the Bank.

Michael T. Galeone      48   Executive Vice President of the Bank.

Charles C. Holman       63   Executive  Vice  President  of the Bank since  June
                             1992. Prior to that, Mr. Holman served as a senior officer of Fairview.

Robert W. Locke         51   Senior Vice President of the Bank.

John A. Scaldara, Jr.   33   Executive   Vice   President  of  the  Bank,  Chief
                             Financial Officer and Secretary of the Company and the Bank.

         Mr. Bond has over 20 years of experience in the banking industry, holding senior positions with the Bank, Chase Bank of Maryland and The First National Bank of Maryland. Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. Mr. Bond is an active volunteer in his community, working with various organizations involved in education, health and community development in both Howard County and Baltimore. Mr. Bond is a graduate of Harvard College (A.B.) and Columbia University (M.B.A. and J.D.). He has been admitted to the New York State Bar.

         Mr. Galeone directs the retail branch operations and consumer lending activities of the Bank. He has in excess of 20 years experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs, currently serving as President of the Howard County Arts Council and Vice Chair of the Howard County Board of Realtors and member of several other civic organizations. Mr. Galeone attended Temple University, Institute of Technology.

         Mr. Holman directs the real estate construction and development lending activities of the Bank relating to builders and developers. He has over 30 years of experience in the banking and real estate industries with the Bank, Fairview, Union Trust Company of Maryland, James W. Rouse & Co., Inc. and Weaver Brothers, Inc. of Maryland. He has been active in several civic and professional organizations in the community. Mr. Holman is a graduate of University of Baltimore (B.S. in Business Management).

         Mr. Locke directs the commercial lending activities of the Bank. He has 20 years experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of

                                      (11)

Washington. Mr. Locke is actively involved in civic and professional affairs, serving in the past as a director of the Howard County Chamber of Commerce and the president of the James Rouse Entrepreneurial Fund. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

         Mr. Scaldara directs the accounting, finance, loan administration, cash management and transaction processing activities of the Company. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG Peat Marwick LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as a director of The Family Life Center and Howard Hospital Foundation. Mr. Scaldara has served as Secretary of the Company and the Bank since January 14, 1991.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Officers, Directors and Nominees" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

            (3.1) Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

            (3.2) Form of Restated By-Laws of the Company as in effect on June 7, 1994, and amended December 19, 1994, and at all times since then through March 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1994, (File No. 0-23402).

                                      (12)

            (10.1) Form of the Company's 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997 (filed herein as Exhibit 10.1).

            (10.2) Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended
                           (previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed August 15, 1996)(Reg. No. 333-10231).

            (10.3) Form of Non-Qualified Stock Option Agreement for use under the 1987 Stock Option Plan, as amended
                           (previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed August 15, 1996)(Reg. No. 333-10231).

            (10.4) Form of the Company's 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997 (filed herein as Exhibit 10.4).

            (10.5) Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.6) Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.7) Form of Employment Agreement dated February 27, 1996 with Charles C. Holman, previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.8) Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.9) Form of Severance Agreement dated February 26, 1996 with Robert W. Locke, previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.10) Agreements by and between the Bank and an affiliate of Directors G. Clark and Moxley, previously filed with the Commissioner as an Exhibit to, and incorporated herein by

                                      (13)
                           reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

            (10.11) Agreements by and between the Bank and an affiliate of Director G. Clark, previously filed with the Commissioner as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

            (10.12) Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addendums thereto (filed herein as Exhibit 10.12).

            (10.13) Data Processing agreements by and between the Bank and M&I Data Services, Inc., including addendums thereto (filed herein as Exhibit 10.13)

            (11.1) Information Used in the Computation of Net Income Per Common Share (filed herein as Exhibit 11.1).

            (13.1)         1996 Annual Report to Stockholders (filed  herein  as
                           Exhibit 13.1).

            (21.1)         List of Subsidiaries of the Company


                                            State of                 Percentage
                           Name          Incorporation  Owned by     Ownership
                           ----          -------------  --------     ----------
                           The Columbia  Maryland       Columbia        100%
                           Bank                         Bancorp


                           McAlpine      Maryland       The Columbia    100%
                           Enterprises,                 Bank
                           Inc.

            (23.1) Consent of Independent Certified Public Accountants (filed herein as Exhibit 23.1).

            (27.1)       Financial Data Schedule (filed herein as Exhibit 27.1).

            (99.1) Notice of the 1997 Annual Meeting of Stockholders, Proxy Statement for the 1997 Annual Meeting of Stockholders and the 1997 Form of Proxy (filed herein as Exhibit 99.1).

                                      (14)

b.       Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1996.

                                      (15)

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Columbia Bancorp
                                          (Registrant)




March 24, 1997                            By:             /S/
                                          --------------------------------------
                                          John M. Bond, Jr.
                                          President, Chief Executive Officer and
                                          Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                        Title                          Date
---------                        -----                          ----


      /S/
----------------------------     Chairman of the                 3/24/97
James R. Moxley, Jr.             Board                         -----------


      /S/
----------------------------     Vice Chairman of                3/24/97
Herschel L. Langenthal           the Board                     -----------


      /S/
----------------------------     President, Chief                3/24/97
John M. Bond, Jr.                Executive Officer and         -----------
                                 Treasurer


      /S/
----------------------------     Secretary                       3/24/97
John A. Scaldara, Jr.            and Chief Financial           -----------
                                 Officer


      /S/
----------------------------     Director                        3/24/97
Anand S. Bhasin                                                -----------

                                      (16)

Signature                        Title                          Date
---------                        -----                          ----



      /S/
----------------------------     Director                        3/24/97
John M. Bond, Sr.                                              -----------


      /S/
----------------------------     Director                        3/24/97
Garnett Y. Clark                                               -----------


      /S/
----------------------------     Director                        3/24/97
James Clark, Jr.                                               -----------


      /S/
----------------------------     Director                        3/24/97
Hugh F.Z. Cole                                                 -----------


      /S/
----------------------------     Director                        3/24/97
G. William Floyd                                               -----------


      /S/
----------------------------     Director                        3/24/97
Robert J. Gaw                                                  -----------



----------------------------     Director
Mary T. Gould                                                  -----------


      /S/
----------------------------     Director                        3/24/97
William L. Hermann                                             -----------


      /S/
----------------------------     Director                        3/24/97
Harry L. Lundy, Jr.                                            -----------


      /S/
----------------------------     Director                        3/24/97
Richard E. McCready                                            -----------


      /S/
----------------------------     Director                        3/24/97
Osborne A. Payne                                               -----------


      /S/
----------------------------     Director                        3/24/97
Patricia T. Rouse                                              -----------

                                      (17)

Signature                        Title                          Date
---------                        -----                          ----



----------------------------     Director
Mary S. Scrivener                                              -----------


      /S/
----------------------------     Director                        3/24/97
Robert N. Smelkinson                                           -----------


      /S/
----------------------------     Director                        3/24/97
Theodore G. Venetoulis                                         -----------

                                      (18)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit No.                              Title of Exhibit
-----------                              ----------------
   10.1 Form of 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995 and February 24, 1997.

   10.4 Form of 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997.

   10.12 Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addendums thereto.

   10.13               Data  Processing  agreements  by  and  between  the  Bank
                       and   M&I   Data   Services,  Inc.,  including  addendums
                       thereto.

   11.1                Information Used in the Computation  of  Net  Income  Per
                       Common Share.

   13.1                Annual Report to Stockholders for the year ended December
                       31, 1996.

   23.1                Consent of Independent Certified Public Accountants.

   27.1                Financial Data Schedule

   99.1 Notice of the 1997 Annual Meeting of Stockholders, Proxy Statement for the 1997 Annual Meeting of Stockholders and the 1997 Form of Proxy.