Form 10-Q
period 1997-03-31
COLUMBIA BANCORP
filed 1997-05-14
CIK 834105

THIS PAPER  DOCUMENT IS BEING  SUBMITTED  PURSUANT TO RULE 901(d) OF  REGULATION
S-T.


                 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934


           For the quarterly period ended March 31, 1997

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934

           For the transition period from                  to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


           Maryland                                      52-1545782
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            10480 Little Patuxent Parkway, Columbia, Maryland 21044
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 465-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,150,413 shares as of May 12, 1997.

                                COLUMBIA BANCORP

                                 C O N T E N T S





PART I  -  FINANCIAL INFORMATION                                           Page
                                                                           ----
      Item 1.      Financial Statements:

                       Statements of Financial Condition as of
                              March 31, 1997 and December 31, 1996            3

                       Statements of Income for the Three Months
                              Ended March 31, 1997 and 1996                   4

                       Statements of Stockholders' Equity for the Three
                              Months Ended March 31, 1997 and the Years
                              Ended December 31, 1996 and 1995                5

                       Statements of Cash Flows for the Three Months
                              Ended March 31, 1997 and 1996                   6

                       Notes to Condensed Consolidated Financial Statements   7

      Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8

PART II  -  OTHER INFORMATION

      Item 1.      Legal Proceedings                                         14

      Item 2.      Changes in Securities                                     14

      Item 3.      Defaults Upon Senior Securities                           14

      Item 4.      Submission of Matters to a Vote of Security Holders       14

      Item 5.      Other Information                                         15

      Item 6.      Exhibits and Reports on Form 8-K                          15


                                      (2)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            March 31,                December 31,
                                                                              1997                       1996
                                                                         --------------             --------------
                                                                           (unaudited)
          ASSETS
          ------

Cash and due from banks                                                 $     16,479,274          $      17,753,174
Federal funds sold                                                             4,172,113                  3,477,436
Investment securities ( fair value $47,005,049
          in 1997 and $39,839,135 in 1996)                                    47,128,532                 39,795,128
Securities available-for-sale                                                  3,268,792                  4,353,884
Residential mortgage loans originated-for-sale                                 1,546,315                  1,551,408
Loans:
          Commercial                                                          30,788,389                 30,517,140
          Real estate development and construction                           116,497,701                112,837,758
          Real estate mortgage:
                 Residential                                                  11,651,380                 11,897,386
                 Commercial                                                   14,316,889                 14,470,139
          Retail, principally residential equity
             lines of credit                                                  69,349,238                 67,730,804
          Credit card                                                          1,544,868                  1,543,175
                                                                        ----------------          -----------------
             Total loans                                                     244,148,465                238,996,402
          Less:  Unearned income, net of deferred
                    origination costs                                            839,947                  1,121,326
                 Allowance for credit losses                                   3,388,024                  3,292,754
                                                                        ----------------          -----------------
             Loans, net                                                      239,920,494                234,582,322
                                                                        ----------------          -----------------

Other real estate owned                                                        1,389,680                    447,550
Property and equipment, net                                                    8,140,939                  7,683,598
Prepaid expenses and other assets                                              6,973,375                  7,589,425
                                                                        ----------------          -----------------

                 Total Assets                                           $    329,019,514          $     317,233,925
                                                                        ================          =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                                 $     49,636,717          $      43,980,900
    Interest-bearing deposits                                                229,392,702                210,658,986
                                                                        ----------------          -----------------
          Total deposits                                                     279,029,419                254,639,886
    Short-term borrowings                                                     17,149,839                 30,127,073
    Accrued expenses and other liabilities                                     1,145,704                  1,492,127
                                                                        ----------------          -----------------
          Total liabilities                                                  297,324,962                286,259,086
                                                                        ----------------          -----------------

Stockholders' Equity:
    Commonstock, $.01 par value per share;
          authorized 9,550,000 shares; outstanding
          2,148,345 and 2,148,004 shares, respectively                            21,483                     21,480
    Additional paid in capital                                                22,601,674                 22,598,578
    Retained earnings                                                          9,077,143                  8,363,390
    Net unrealized loss on investments
          available-for-sale                                                      (5,748)                    (8,609)
                                                                        ----------------          -----------------
             Total stockholders' equity                                       31,694,552                 30,974,839
                                                                        ----------------          -----------------

                 Total liabilities and
                    stockholders' equity                                $    329,019,514          $     317,233,925
                                                                        ================          =================

See accompanying notes to consolidated financial statements.




                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            ---------------------------------
                                                                               1997                  1996
                                                                            -----------           -----------
Interest income:
    Loans                                                                 $  6,174,766          $  5,493,517
    Investment securities                                                      662,408               451,070
    Federal funds sold                                                          51,085               112,449
                                                                            -----------           -----------
          Total interest income                                              6,888,259             6,057,036
                                                                            -----------           -----------
Interest expense:
    Deposits                                                                 2,243,115             1,955,188
    Short-term borrowings                                                      292,504               116,369
                                                                            -----------           -----------
          Total interest expense                                             2,535,619             2,071,557
                                                                            -----------           -----------
          Net interest income                                                4,352,640             3,985,479
Provision for credit losses                                                    210,000               184,600
                                                                            -----------           -----------
          Net interest income after
             provision for credit losses                                     4,142,640             3,800,879
                                                                            -----------           -----------
Noninterest income:
    Gains and fees on sales of mortgage loans                                  125,488               177,021
    Fees charged for services                                                  275,903               218,004
    Other                                                                      161,600                96,356
                                                                            -----------           -----------
          Total noninterest income                                             562,991               491,381
                                                                            -----------           -----------
Noninterest expense:
    Salaries and employee benefits                                           1,602,872             1,389,797
    Occupancy, net                                                             320,749               255,745
    Equipment                                                                  236,294               185,133
    Marketing                                                                  159,672               139,992
    Data processing                                                            132,729                93,861
    Cash management services                                                    91,450                98,752
    Professional fees                                                           51,238                48,558
    Deposit insurance premiums and assessments                                  25,038                58,777
    Net expense on other real estate owned                                      23,686                12,868
    Other                                                                      471,249               334,760
                                                                            -----------           -----------
          Total noninterest expense                                          3,114,977             2,618,243
                                                                            -----------           -----------
Income before income taxes                                                   1,590,654             1,674,017
Income tax expense                                                             619,100               651,000
                                                                            -----------           -----------
          Net income                                                      $    971,554          $  1,023,017
                                                                            ===========           ===========

Per share data:
    Net income                                                            $        .43          $        .45
    Cash dividends declared on common stock                                        .12                   .10
                                                                            ===========           ===========

See accompanying notes to consolidated financial statements.



                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Information for the three months
                       ended March 31, 1997 is unaudited)

                                                                                                  Net
                                                                                               Unrealized
                                                                                                Loss on
                                                                 Additional                    Securities        Total
                                     Preferred       Common       Paid-in        Retained      Available-    Stockholders'
                                       Stock         Stock        Capital        Earnings       for-Sale        Equity
                                     -----------   -----------  -------------   -----------   -------------  --------------
Balance at December 31, 1994            4,500         10,402     14,211,591      2,965,132       (318,548)     16,873,077
Cash dividends declared on
    Series A preferred stock                -              -              -       (454,072)             -        (454,072)
Cash dividends declared on
    common stock                            -              -              -       (425,889)             -        (425,889)
Conversion of 444,000 shares
    of Series A preferred stock,
    net of cash in lieu of
    fractional shares                  (4,440)         4,144            170              -              -            (126)
Issuance of 685,903 shares of
    common stock, net of costs
    of issuance                             -          6,859      8,380,840              -              -       8,387,699
Redemption for cash of 6,000
    shares of Series A preferred
    stock                                 (60)             -        (62,940)             -              -         (63,000)
Stock options exercised                     -             52         47,277              -              -          47,329
Net income                                  -              -              -      3,428,750              -       3,428,750
Change in net unrealized
    loss on securities
    available-for-sale                      -              -              -              -     269,786.00      269,786.00
                                    ---------------------------------------------------------------------------------------
Balance at December 31, 1995                -         21,457     22,576,938      5,513,921        (48,762)     28,063,554

Cash dividends declared on
    common stock                            -              -              -       (902,413)             -        (902,413)
Stock options exercised                     -             23         21,640              -              -          21,663
Net income                                  -              -              -      3,751,882              -       3,751,882
Change in net unrealized
    loss on securities
    available-for-sale                      -              -              -              -      40,153.00       40,153.00
                                    ---------------------------------------------------------------------------------------
Balance at December 31, 1996                -         21,480     22,598,578      8,363,390         (8,609)     30,974,839

Cash dividends declared on
    common stock                            -              -              -       (257,801)             -        (257,801)
Stock options exercised                     -              3          3,096              -              -           3,099
Net income                                  -              -              -        971,554              -         971,554
Change in net unrealized
    loss on securities
    available-for-sale                      -              -              -              -       2,861.00        2,861.00
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 1997                   -         21,483     22,601,674      9,077,143         (5,748)     31,694,552
                                    =======================================================================================

See accompanying notes to consolidated financial statements.



                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                1997                     1996
                                                                            --------------           --------------
                                                                                          (unaudited)
Cash flows from operating activities:
    Net income                                                            $         971,554        $       1,023,017
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                            223,581                  185,341
           Proceeds from the sales of residential
              mortgage loans originated-for-sale                                  8,567,185               10,894,500
           Disbursements for residential mortgage loans
              originated-for-sale                                                (8,562,092)             (11,889,496)
           Provision for credit losses                                              210,000                  184,600
           Provision for losses on other real estate owned                                -                    9,000
           Increase (decrease) in unearned income, net of
               origination costs                                                   (281,379)                  70,912
           Equity in net loss of limited partnerships                                     -                   24,000
           Decrease (increase) in prepaid expenses and other assets                 648,737                  (29,134)
           Increase (decrease) in accrued expenses and other liabilities           (346,465)                 451,090
                                                                          -----------------        -----------------
              Net cash provided by operating activities                           1,431,121                  923,830
                                                                          -----------------        -----------------

Cash flow provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                         (6,253,106)              (8,569,823)
    Loan purchases                                                                 (547,797)              (2,065,281)
    Loan sales                                                                      582,980                  873,120
    Purchases of investment securities                                           (8,992,230)              (4,493,895)
    Purchases of securities available-for-sale                                      (17,600)                       -
    Proceeds from maturities and principal repayments
       of investment securities                                                   1,665,327                8,000,000
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                              1,107,362                3,102,497
    Purchases of property and equipment                                            (676,714)                (516,379)
    Sales of property and equipment                                                       -                   19,958
    Increase in cash surrender value of life insurance                              (36,205)                       -
                                                                          -----------------        -----------------
           Net cash used in investing activities                                (13,167,983)              (3,649,803)
                                                                          -----------------        -----------------

Cash flow provided by (used in) financing activities:
    Net increase in deposits                                                     24,389,533                7,234,090
    Decrease in short-term borrowings                                           (12,977,234)              (2,873,742)
    Cash dividend distributed on common stock                                      (257,759)                (214,575)
    Proceeds from stock options exercised                                             3,099                   12,063
                                                                          -----------------        -----------------
           Net cash provided by financing activities                             11,157,639                4,157,836
                                                                          -----------------        -----------------
Net increase (decrease) in cash and cash equivalents                               (579,223)               1,431,863
    Cash and cash equivalents at beginning of period                             21,230,610               28,092,049
                                                                          -----------------        -----------------
    Cash and cash equivalents at end of period                            $      20,651,387        $      29,523,912
                                                                          =================        =================

Supplemental information:

       Interest paid on deposits and short-term borrowings                $       2,620,545        $       2,144,360
       Income taxes paid                                                            625,000                  120,000
       Transfer of loans to other real estate owned                                 942,130                        -
                                                                          =================        =================

See accompanying notes to consolidated financial statements.


                                      (6)

                         COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the three months ended March 31, 1997 and 1996 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

         The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K.

         The  consolidated  financial  statements  include  the  accounts of the
Company's subsidiary, The Columbia Bank, and its wholly-owned subsidiary McAlpine Enterprises, Inc. (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

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

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 1997 whose contract amounts represent potential credit risk is as follows:


                                                 March 31, 1997
----------------------------------------------------------------------------
                                                 (in thousands)

         Commitments to extend credit (1)           $115,277
         Standby letters of credit                    13,283
         Limited recourse on mortgage
             loans sold                                3,927



-----------------------------------------
         (1) Includes unused lines of credit totaling $112.7 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $2.6 million.

                                      (7)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



                                    Liquidity
                                    ---------

         Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At March 31, 1997, total deposits were $279.0 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $263.9 million or 94.6% of total deposits. Stockholders' equity totalled $31.7 million at March 31, 1997. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At March 31, 1997, there were no outstanding advances from the FHLB. Collateral must be pledged to the FHLB before advances can be obtained. At March 31, 1997 the Company's approved credit limit with the FHLB was $32.0 million. However, the Company had collateral sufficient to borrow up to $55.8 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totalled $20.7 million or 6.3% of total assets at March 31, 1997.


                               Capital Resources
                               -----------------

      The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of March 31, 1997, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

      The following table summarizes the Company's capital ratios:


                                                                       Minimun
                                              Columbia Bancorp       Regulatory
                                               March 31, 1997       Requirements
           ---------------------------------------------------------------------

           Risk-based capital ratios:
             Tier 1 capital                        12.01%            4.00%
             Total capital                         13.26             8.00

           Tier 1 capital leverage ratios           9.88             3.00


                                      (8)

                     Material Changes in Financial Condition
                     ---------------------------------------

Cash and Due from Banks
-----------------------

         Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company's cash management services provided to large, sophisticated corporate customers, which includes processing coin and currency transactions for, and checks received by, retail customers, the Company's cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.


Loans
-----

         At March 31, 1997, the Company's loan portfolio, net of unearned income, totalled $243.3 million, or 73.9% of its total assets of $329.0 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, accounting for $116.5 million or 47.7% of the total loan portfolio. Since December 31, 1996, real estate development and construction loans have accounted for $3.7 million or 71.0% of the $5.2 million increase in total loans. An increase in retail loans of $1.6 million, representing principally residential equity lines of credit, accounted for the remainder of the growth. The real estate development and construction portfolio consisted of the following at March 31, 1997:



                                              Amount            Percent
-------------------------------------------------------------------------
                                               (dollars in thousands)

Residential construction (1)               $    52,954             48.5%
Commercial construction                          2,798              2.6
Residential land development                    46,277             42.4
Residential land acquisition (2)                 7,061              6.5
                                             ----------         ---------
                                           $   109,090            100.0%
                                             ==========         =========


------------------------------
(1) Includes $13.9 million of loans to individuals for construction of their primary personal residence.

(2) Includes $2.5 million of loans to individuals for the purchase of residential building lots.


         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At March 31, 1997, loans to individuals for the construction of their primary personal residences accounted for $11.7 million of the $57.9 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral, such as a second mortgage on the borrower's present home, and commonly have maturities of six to twelve months. The remaining $46.2 million of residential construction loans represented loans to residential builders and developers. Approximately 43% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders, mortgage companies or other financial institutions, or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at March 31, 1997. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.


                                      (9)

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

         The Company has successfully limited losses in this area of lending through careful monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sale information.

         The following table provides information concerning nonperforming assets and past-due loans.

                                             March 31,              December 31,      March 31,
                                               1997                    1996             1996
--------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Nonaccrual loans (1)                     $         3,867       $        3,851      $        1,070
Other real estate owned                            1,390                  448                  80
                                           --------------        -------------       -------------
     Total nonperforming assets          $         5,257       $        4,299      $        1,150
                                           ==============        =============       =============

Loans past-due 90 days or more           $           133       $           59      $          144
                                           ==============        =============       =============

------------------------------
(1) Loans are placed in nonaccrual status when they are past due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.


         The largest component of nonperforming assets at March 31, 1997 was the Company's portfolio of nonaccrual loans totalling $3.9 million. At March 31, 1997, nonaccrual loans consisted primarily of one residential development loan totalling $2.9 million for the development of 84 single family detached building lots and 67 townhouse building lots located in Calvert County, Maryland. In addition, nonaccrual loans included one residential construction loan totalling $440,000, which was paid in full in April, 1997.

         At March 31, 1997, other real estate owned consisted of a partially completed (50%) condominium building containing 24 residential condominium units with a carrying value of $613,000, four commercial condominium units with a carrying value of $266,000, two unimproved building pad sites for the construction of residential condominium units with a carrying value of $350,000, and two residential properties with a carrying value of $161,000.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures" ("SFAS No. 118"), a loan is determined to be impaired when, based on current information and events, it is probably that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

                                      (10)

         SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment. The Company's impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

         Impaired loans at March 31, 1997 totalled $4.6 million and were all collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. There were no impaired loans at March 31, 1997 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.


Allowance for Credit Losses
---------------------------

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of non-performing loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At March 31, 1997 the Allowance was 1.39% of total loans, net of unearned income. The Allowance at March 31, 1997 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.

         The changes in the Allowance are presented in the following table.

                                                               Three months ended March 31
                                                             --------------------------------
                                                               1997                   1996
---------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Allowance for credit losses -
   beginning of period                                     $    3,293             $     2,929
Provision for credit losses                                       210                     185
Charge-offs                                                      (123)                     (5)
Recoveries                                                          8                       6
                                                             ---------              ----------

Allowance for credit losses -
   end of period                                           $    3,388             $     3,115
                                                             =========              ==========

Allowance as a percentage of loans
   receivable, net of unearned income                            1.39%                   1.55%

Allowance as a percentage of nonperforming
   loans and loans past-due 90 days or more (1)                 84.70%                 256.68%
                                                             =========              ==========

----------------------------------
(1) There is no direct relationship between the size of the Allowance, the related provision for credit losses, and the nonperforming and past-due loans. Accordingly, the ratio of Allowance to non-performing and past-due loans may tend to fluctuate significantly.

                                      (11)

                              Results of Operations
                              ---------------------

         The Company reported net income for the three months ended March 31, 1997 of $971,000 or $.43 per share compared to $1.0 million or $.45 per share for the corresponding period in 1996.

Net Interest Income
-------------------

         Net interest income totalled $4.4 million for the three months ended March 31, 1997, as compared to $4.0 million for the same period in 1996. Improvement in net interest income was primarily the result of continued growth in the loan portfolio, as average loans, net of unearned income, increased $42.0 million, or 21.2%, during the three months ended March 31, 1997 as compared to the same period in 1996. This growth was mitigated by a decrease in the net interest margin from 6.61% for the three months ended March 31, 1996 to 6.05% for the three months ended March 31, 1997.

         The following table provides further analysis of the increase in net interest income:

                                                          Three months ended March 31, 1997
                                                          compared to the three months ended
                                                                    March 31, 1997
-------------------------------------------------------------------------------------------------
                                                                           Increase/(Decrease)
                                                                                 due to: (1)
                                                          Increase     --------------------------
                                                         (Decrease)      Rate           Volume
                                                     --------------------------------------------
                                                                      (in thousands)
Interest income:
         Loans                                       $    681            (1,013)         1,694
         Investment securities and
            securities available-for-sale                 211                22            189
         Federal funds sold                               (61)               (5)           (56)
                                                       -------         ---------        -------
                Total interest income                     831              (996)         1,827
                                                       -------         ---------        -------

Interest expense:
         Deposits                                         288               (14)           302
         Short-term borrowings                            176                 3            173
                                                       -------         ---------        -------
                Total interest expense                    464               (11)           475
                                                       -------         ---------        -------

                Net interest income                  $    367              (985)         1,352
                                                       =======         =========        =======

(1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.


Noninterest Income
------------------

         Noninterest income totalled $563,000 for the three months ended March 31, 1997 as compared to $491,000 for the corresponding period in 1996. Growth in noninterest income during 1997 primarily reflected increases in fees charged for services of $58,000 for the three months ended March 31, 1997 over the same period in 1996. The increase resulted from an increasing deposit account base as well as improved business activity associated with the Company's cash management services. A second component of the growth in noninterest income was a $36,000 increase in the cash surrender value of life insurance policies taken on key officers.

                                      (12)

Noninterest Expense
-------------------

         Noninterest expense for the three months ended March 31, 1997 increased $497,000 or 19.0% over the same period in 1996. The increase in noninterest expense corresponded with increased business activity, including related expansion, and the ongoing upgrade of data processing and management information systems. Specifically, salaries and employee benefits increased $213,000 during the three months ended March 31, 1997 as compared to the same period in 1996 and primarily represented the addition of 30 additional employees since March 31, 1996. Growth in the employee base has been necessary to accommodate increased business activity, including branch expansion. Occupancy costs increased $65,000 during the three months ended March 31, 1997 as compared to 1996 as a result of branch expansion efforts. In addition, equipment and data processing costs increased $51,000 and $39,000, respectively, during the three months ended March 31, 1997 as compared to 1996 and reflected the upgrade of data processing systems as well as general expansion.

         The increase in noninterest expense during 1997 was mitigated by a decrease of $34,000, or 57%, in deposit insurance premiums and assessments. This decrease was primarily the result of the reduction in the Company's FDIC insurance premium associated with deposits insured by the SAIF from 23 cents per $100 of deposits to zero as of October 1, 1996.



                                      (13)

PART II


ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of Stockholders held April 28, 1997, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2000 Annual Meeting or until their respective successors are duly elected and qualified.

                                                                     Votes Cast
                                                  ------------------------------------------
                                                  For                 Against       Withheld
                                                  ---                 -------       --------
               Anand S. Bhasin                    1,741,326              -           16,045
               Garnett Y. Clark, Jr.              1,749,936              -            7,435
               Robert J. Gaw                      1,753,636              -            3,735
               Maurice M. Simpkins                1,749,936              -            7,435
               Robert N. Smelkinson               1,749,936              -            7,435

               The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

               Class of 1998                              Class of 1999
               -------------                              -------------

               James Clark, Jr.                           John M. Bond, Jr.
               Hugh F. Z. Cole, Jr.                       William L. Hermann
               G. William Floyd                           Harry L. Lundy, Jr.
               Herschel L. Langenthal                     Mary S. Scrivener
               Richard E. McCready                        Theodore G. Venetoulis
               James R. Moxley, Jr.
               Patricia T. Rouse

               In addition, shareholders voted in favor of adoption of the Columbia Bancorp 1997 Stock Option Plan as follows:

                                                                   Broker
               For              Against        Withheld          Non-votes
               ---              -------        --------          ---------
            1,201,653              -           179,970             375,748



                                      (14)

ITEM 5.        OTHER INFORMATION

               On March 24, 1997, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on April 14, 1997, payable April 25, 1997.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

               Exhibit No.                                         Reference
               -----------                                         ---------
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




                                                  COLUMBIA BANCORP
PRINCIPAL EXECUTIVE OFFICER:




                                                  John M. Bond, Jr.
------------------------                          -----------------
Date                                              President and
                                                  Chief Executive Officer


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:



                                                  John A. Scaldara, Jr.
------------------------                          ---------------------
Date                                              Executive Vice President,
                                                  Corporate Secretary and
                                                  Chief Financial Officer



                                      (16)