Form 10-Q
period 1997-06-30
COLUMBIA BANCORP
filed 1997-08-14
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                  For the quarterly period ended June 30, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                  For the transition period from _____________ to ______________

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


           Maryland                                     52-1545782
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,165,437 shares as of August 11, 1997.

                                COLUMBIA BANCORP

                                 C O N T E N T S





PART I  -  FINANCIAL INFORMATION                                                                               Page
                                                                                                               ----
         Item 1.      Financial Statements:

                             Statements of Financial Condition as of
                                    June 30, 1997 and December 31, 1996                                        3

                             Statements of Income for the Six Months and Three Months
                                    Ended June 30, 1997 and 1996                                               4

                             Statements of Stockholders' Equity for the Six
                                    Months Ended June 30, 1997 and the Years
                                    Ended December 31, 1996 and 1995                                           5

                             Statements of Cash Flows for the Six Months
                                    Ended June 30, 1997 and 1996                                               6

                             Notes to Condensed Consolidated Financial Statements                              7

         Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                               8

PART II  -  OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                       15

         Item 2.      Changes in Securities                                                                   15

         Item 3.      Defaults Upon Senior Securities                                                         15

         Item 4.      Submission of Matters to a Vote of Security Holders                                     15

         Item 5.      Other Information                                                                       15

         Item 6.      Exhibits and Reports on Form 8-K                                                        15

                                       (2)

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30,         December 31,
                                                                              1997               1996
                                                                          -------------     -------------
                                                                           (unaudited)
          ASSETS

Cash and due from banks                                                   $  15,966,069    $  17,753,174
Federal funds sold                                                            4,781,217        3,477,436
Investment securities ( fair value $54,471,141
          in 1997 and $39,839,135 in 1996)                                   54,412,355       39,795,128
Securities available-for-sale                                                 3,220,610        4,353,884
Residential mortgage loans originated-for-sale                                2,685,771        1,551,408
Loans:
    Commercial                                                               33,881,558       30,517,140
    Real estate development and construction                                121,471,093      112,837,758
    Real estate mortgage:
          Residential                                                        11,373,796       11,897,386
          Commercial                                                         15,805,376       14,470,139
    Retail, principally residential equity
          lines of credit                                                    74,124,381       67,730,804
    Credit card                                                               1,489,282        1,543,175
                                                                          -------------    -------------
          Total loans                                                       258,145,486      238,996,402
    Less:    Unearned income, net of deferred
                origination costs                                               864,230        1,121,326
             Allowance for credit losses                                      3,514,334        3,292,754
                                                                          -------------    -------------
          Loans, net                                                        253,766,922      234,582,322

Other real estate owned                                                       1,318,978          447,550
Property and equipment, net                                                   8,781,224        7,683,598
Prepaid expenses and other assets                                             9,719,661        7,589,425
                                                                          -------------    -------------

                 Total assets                                             $ 354,652,807    $ 317,233,925
                                                                          =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                                   $  49,636,394    $  43,980,900
    Interest-bearing deposits                                               239,074,296      210,658,986
                                                                          -------------    -------------
          Total deposits                                                    288,710,690      254,639,886
Short-term borrowings                                                        31,175,615       30,127,073
Accrued expenses and other liabilities                                        2,259,167        1,492,127
                                                                          -------------    -------------
          Total liabilities                                                 322,145,472      286,259,086
                                                                          -------------    -------------

Stockholders' Equity:
    Common stock, $.01 par value per share; authorized 9,550,000 shares;
          outstanding 2,159,937 and 2,148,004 shares, respectively               21,599           21,480
    Additional paid in capital                                               22,671,689       22,598,578
    Retained earnings                                                         9,817,507        8,363,390
    Net unrealized loss on securities
          available-for-sale                                                     (3,460)          (8,609)
                                                                          -------------    -------------
             Total stockholders' equity                                      32,507,335       30,974,839
                                                                          -------------    -------------

                 Total liabilities and
                    stockholders' equity                                  $ 354,652,807    $ 317,233,925
                                                                          =============    =============

See accompanying notes to consolidated financial statements.

                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               For the Six Months and Three Months Ended June 30,
                                  1997 and 1996
                                   (unaudited)

                                                                Six Months Ended                      Three Months Ended
                                                                    June 30,                               June 30,
                                                       -----------------------------------     -------------------------------
                                                            1997                1996               1997              1996
                                                       ---------------     ---------------     -------------     -------------
Interest income:
    Loans                                            $     12,853,002    $     11,249,465    $    6,678,236    $    5,755,948
    Investment securities                                   1,433,368             883,437           770,960           432,367
    Federal funds sold                                        109,452             246,639            58,367           134,190
                                                       ---------------     ---------------     -------------     -------------
          Total interest income                            14,395,822          12,379,541         7,507,563         6,322,505
                                                       ---------------     ---------------     -------------     -------------
Interest expense:
    Deposits                                                4,692,364           3,880,750         2,449,249         1,925,562
    Short-term borrowings                                     607,029             233,877           314,525           117,508
                                                       ---------------     ---------------     -------------     -------------
          Total interest expense                            5,299,393           4,114,627         2,763,774         2,043,070
                                                       ---------------     ---------------     -------------     -------------
          Net interest income                               9,096,429           8,264,914         4,743,789         4,279,435
Provision for credit losses                                   395,000             360,000           185,000           175,400
                                                       ---------------     ---------------     -------------     -------------
          Net interest income after
             provision for credit losses                    8,701,429           7,904,914         4,558,789         4,104,035
                                                       ---------------     ---------------     -------------     -------------
Noninterest income:
    Gains and fees on sales of mortgage loans                 280,944             371,356           155,456           194,335
    Fees charged for services                                 588,506             454,730           312,603           236,726
    Gain on sale of mortgage servicing                         19,744                  --            19,744                --
    Other                                                     287,976             164,012           126,376            67,656
                                                       ---------------     ---------------     -------------     -------------
          Total noninterest income                          1,177,170             990,098           614,179           498,717
                                                       ---------------     ---------------     -------------     -------------
Noninterest expense:
    Salaries and employee benefits                          3,346,462           2,842,102         1,743,590         1,452,305
    Occupancy, net                                            662,646             396,662           341,897           208,671
    Equipment                                                 484,539             383,122           248,245           197,989
    Marketing                                                 350,759             258,519           191,087           118,527
    Data processing                                           273,663             284,412           140,934           190,551
    Cash management services                                  211,669             222,626           120,219           123,874
    Professional fees                                         179,214              90,877           127,976            42,319
    Deposit insurance premiums and assessments                 52,324             130,314            27,286            71,537
    Net expense (income) on other real estate
          owned                                                19,096              14,839            (4,590)            1,971
    Other                                                   1,073,908             946,897           602,659           544,383
                                                       ---------------     ---------------     -------------     -------------
          Total noninterest expense                         6,654,280           5,570,370         3,539,303         2,952,127
                                                       ---------------     ---------------     -------------     -------------
Income before income taxes                                  3,224,319           3,324,642         1,633,665         1,650,625
Income tax expense                                          1,253,600           1,292,000           634,500           641,000
                                                       ---------------     ---------------     =============     =============
          Net income                                 $      1,970,719    $      2,032,642    $      999,165    $    1,009,625
                                                       ===============     ===============     =============     =============

Per share data:
    Net income                                       $            .87    $            .90    $          .44    $          .45
    Cash dividends declared on common stock                       .24                 .20               .12               .10
                                                       ===============     ===============     =============     =============


See accompanying notes to consolidated financial statements.


                                      (4)

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Information for the six months
                        ended June 30, 1997 is unaudited)

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                     Loss on
                                                                  Additional                        Securities           Total
                                     Preferred      Common          Paid-in         Retained        Available-       Stockholders'
                                       Stock         Stock          Capital         Earnings         for-Sale            Equity
                                     -----------  ------------  ----------------  -------------  --------------   -----------------
Balance at December 31, 1994          $   4,500    $   10,402      $ 14,211,591   $  2,965,132       $ (318,548)     $  16,873,077
Cash dividends declared on
    Series A preferred stock                  -             -                 -       (454,072)               -           (454,072)
Cash dividends declared on
    common stock                              -             -                 -       (425,889)               -           (425,889)
Conversion of 444,000 shares of
    Series A preferred stock, net of
    cash in lieu of fracional shares     (4,440)        4,144               170              -                -               (126)
Issuance of 685,903 shares of
    common stock, net of costs
    of issuance                               -         6,859         8,380,840              -                -          8,387,699
Redemption for cash of 6,000
    shares of Series A preferred
    stock                                   (60)            -           (62,940)             -                -            (63,000)
Stock options exercised                       -            52            47,277              -                -             47,329
Net income                                    -             -                 -      3,428,750                -          3,428,750
Change in net unrealized
    loss on securities
    available-for-sale                        -             -                 -              -          269,786            269,786
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1995                  -        21,457        22,576,938      5,513,921          (48,762)        28,063,554
Cash dividends declared on
    common stock                              -             -                 -       (902,413)              -            (902,413)
Stock options exercised                       -            23            21,640              -               -              21,663
Net income                                    -             -                 -      3,751,882               -           3,751,882
Change in net unrealized
    loss on securities
    available-for-sale                        -             -                 -              -          40,153              40,153
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1996                  -        21,480        22,598,578      8,363,390          (8,609)         30,974,839
Cash dividends declared on
    common stock                              -             -                 -       (516,602)              -            (516,602)
Stock options exercised                       -           114           104,429              -               -             104,543
Warrants exercised                            -            33            29,964              -               -              29,997
Purchase of 2,755 shares of
    common stock                              -           (28)          (61,282)             -               -             (61,310)
Net income                                    -             -                 -      1,970,719               -           1,970,719
Change in net unrealized
    loss on securities
    available-for-sale                        -             -                 -              -           5,149               5,149
                                     ----------------------------------------------------------------------------------------------
Balance at June 30, 1997             $        -    $   21,599      $ 22,671,689   $  9,817,507        $ (3,460)      $  32,507,335
                                     ==============================================================================================

See accompanying notes to consolidated financial statements.


                                      (5)

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                            -------------------------------------------
                                                                                 1997                      1996
                                                                            ----------------         ------------------
                                                                                            (unaudited)
Cash flows from operating activities:
    Net income                                                               $  1,970,719               $  2,032,642
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                          492,219                    373,751
           Proceeds from the sales of residential
              mortgage loans originated-for-sale                               18,605,298                 24,912,535
           Disbursements for residential mortgage loans
              originated-for-sale                                             (19,739,661)               (25,141,820)
           Provision for credit losses                                            395,000                    360,000
           Provision for losses on other real estate owned                             --                      9,000
           Increase (decrease) in unearned income, net of
               origination costs                                                 (257,096)                   148,190
           Equity in net loss of limited partnerships                                  --                     48,000
           Increase in prepaid expenses and other assets                       (1,164,340)                  (759,283)
           Increase in accrued expenses and other liabilities                     767,040                    289,337
                                                                             ------------               ------------
              Net cash provided by operating activities                         1,069,179                  2,272,352
                                                                             ------------               ------------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                      (21,175,235)               (26,394,183)
    Loan purchases                                                               (642,725)                (3,261,304)
    Loan sales                                                                  1,527,829                  2,555,792
    Purchases of investment securities                                        (17,981,700)               (10,488,855)
    Proceeds from maturities and principal repayments
       of investment securities                                                 3,378,188                  9,452,572
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                            1,159,289                  4,173,048
    Additions to other real estate owned                                          (90,080)                        --
    Sales of other real estate owned                                              160,782                     80,145
    Purchases of property and equipment                                        (1,575,749)                  (817,657)
    Sales of property and equipment                                                    --                     15,582
    Proceeds from investments in limited partnerships                                  --                    160,692
    Increase in cash surrender value of life insurance                           (971,476)                        --
    Other, net                                                                    (17,600)                        --
                                                                             ------------               ------------
           Net cash used in investing activities                              (36,228,477)               (24,524,168)
                                                                             ------------               ------------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                   34,070,804                 15,483,252
    Increase (decrease) in short-term borrowings                                1,048,542                 (1,600,500)
    Cash dividend distributed on common stock                                    (516,602)                  (429,275)
    Proceeds from exercise of stock options and warrants                          134,540                     12,063
    Purchase of common stock                                                      (61,310)                        --
                                                                             ------------               ------------
           Net cash provided by financing activities                           34,675,974                 13,465,540
                                                                             ------------               ------------
Net decrease in cash and cash equivalents                                        (483,324)                (8,786,276)
    Cash and cash equivalents at beginning of period                           21,230,610                 28,092,049
                                                                             ------------               ------------
    Cash and cash equivalents at end of period                               $ 20,747,286               $ 19,305,773
                                                                             ============               ============

Supplemental information:

       Interest paid on deposits and short-term borrowings                   $  5,281,712               $  4,227,013
       Income taxes paid                                                        1,275,000                  1,513,750
       Transfer of loans to other real estate owned                               942,130                     20,387
                                                                             ============               ============

See accompanying notes to consolidated financial statements.


                                      (6)

                         COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Information as of and for the six months
                   ended June 30, 1997 and 1996 is unaudited)


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

         The consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and six months ended June 30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

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

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 1997 whose contract amounts represent potential credit risk is as follows:


                                                 June 30, 1997
----------------------------------------------------------------------------
                                                 (in thousands)

         Commitments to extend credit(1)            $122,882
         Standby letters of credit                    12,990
         Limited recourse on mortgage
             loans sold                                3,328



----------
(1) Includes unused lines of credit totaling $121.3 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $1.6 million.

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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At June 30, 1997, total deposits were $288.7 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $271.3 million or 94.2% of total deposits. Stockholders' equity totaled $32.5 million at June 30, 1997. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At June 30, 1997, outstanding advances from the FHLB totaled $9.3 million. Collateral must be pledged to the FHLB before advances can be obtained. At June 30, 1997 the Company's approved credit limit with the FHLB was $32.0 million. However, the Company had collateral sufficient to borrow up to $52.7 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totaled $20.7 million or 5.8% of total assets at June 30, 1997.


                                Capital Resources
                                -----------------

      The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of June 30, 1997, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

      The following table summarizes the Company's capital ratios:


                                                                    Minimum
                                           Columbia Bancorp       Regulatory
                                            June 30, 1997        Requirements
      -----------------------------------------------------------------------

      Risk-based capital ratios:
        Tier 1 capital                           11.46%              4.00%
        Total capital                            12.70               8.00

      Tier 1 capital leverage ratios              9.49               3.00


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


Loans
-----

         At June 30, 1997, the Company's loan portfolio, net of unearned income, totaled $257.3 million, or 72.5% of its total assets of $354.7 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, accounting for $121.5 million or 47.1% of the total loan portfolio. Since December 31, 1996, real estate development and construction loans have accounted for $8.6 million or 45.1% of the $19.1 million increase in total loans. An increase in retail loans of $6.4 million, representing principally residential equity lines of credit and second mortgages, accounted for most of the remainder of the growth. The real estate development and construction portfolio consisted of the following at June 30, 1997:


                                               Amount             Percent
----------------------------------------------------------------------------
                                                 (dollars in thousands)

Residential construction (1)                $    59,110              48.6 %
Commercial construction                           1,787               1.5
Residential land development                     51,592              42.5
Residential land acquisition (2)                  8,982               7.4
                                              ----------         -----------
                                            $   121,471             100.0 %
                                              ==========         ===========


----------
(1) Includes $14.6 million of loans to individuals for construction of their primary personal residence.

(2) Includes $2.2 million of loans to individuals for the purchase of residential building lots.


         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At June 30, 1997, loans to individuals for the construction of their primary personal residences accounted for $14.6 million of the $59.1 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral, such as a second mortgage on the borrower's present home, and commonly have maturities of six to twelve months. The remaining $44.5 million of residential construction loans represented loans to residential builders and developers. Approximately 55% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders, mortgage companies or other financial institutions, or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at June 30, 1997. Generally, development loans are extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

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

         The Company has limited losses in this area of lending through the monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

         The following table provides information concerning nonperforming assets and past-due loans.


                                        June 30,    December 31,     June 30,
                                          1997          1996           1996
--------------------------------------------------------------------------------
                                              (dollars in thousands)

Nonaccrual loans (1)                     $3,431        $3,851          $718
Other real estate owned                   1,319           448             -
                                         ------        ------          ----
     Total nonperforming assets          $4,750        $4,299          $718
                                         ======        ======          ====

Loans past-due 90 days or more           $  102        $   59          $498
                                         ======        ======          ====

----------
(1) Loans are placed in nonaccrual status when they are past due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.


         The largest component of nonperforming assets at June 30, 1997 was the Company's portfolio of nonaccrual loans totaling $3.4 million. At June 30, 1997, nonaccrual loans consisted primarily of one residential development loan totaling $3.0 million for the development of 84 single family detached building lots and 67 townhouse building lots located in Calvert County, Maryland. Of the remaining $400,000 in nonaccrual loans, $320,000 is also secured by residential real estate.

         At June 30, 1997, other real estate owned consisted of a partially completed condominium building containing 24 residential condominium units with a carrying value of $690,000, four commercial condominium units with a carrying value of $279,000, and two unimproved building pad sites for the construction of residential condominium units with a carrying value of $350,000. All properties are currently being marketed for sale.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures" ("SFAS No. 118"), a loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

                                      (10)

         SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment. The Company's impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due. A loan may be removed from impaired status if it has a demonstrated period of performance of at least six months and if management believes that it is probable that all amounts will be collected in accordance with the contractual terms of the loan agreement.

         Impaired loans at June 30, 1997 totaled $4.1 million and were all collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. There were no impaired loans at June 30, 1997 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

         At June 30, 1997, management had identified four loans totaling approximately $2.4 million which, while not adversely classified, had exhibited potential weaknesses. These weaknesses may at some future date result in a reduced likelihood of repayment. Three of the four loans, totaling $2.3 million, are secured by residential real estate. These loans are subject to an increased level of monitoring by management in accordance with the Company's established credit policies and procedures.

                                      (11)

Allowance for Credit Losses
---------------------------

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At June 30, 1997 the Allowance was 1.37% of total loans, net of unearned income. The Allowance at June 30, 1997 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.

         The changes in the Allowance are presented in the following table.


                                                      Six months ended June 30,
                                                      -------------------------
                                                         1997         1996
--------------------------------------------------------------------------------
                                                       (dollars in thousands)

Allowance for credit losses -
   beginning of period                                   $3,293     $ 2,929
Provision for credit losses                                 395         360
Charge-offs                                                (188)        (27)
Recoveries                                                   14          25
                                                         ------     -------
Allowance for credit losses -
   end of period                                         $3,514     $ 3,287
                                                         ======     =======
Allowance as a percentage of loans
   receivable, net of unearned income                      1.37%       1.51%
Allowance as a percentage of nonperforming
   loans and loans past-due 90 days or more (1)           99.46%     270.31%
                                                         ======     =======

----------

(1) There is no direct relationship between the size of the Allowance and the related provision for credit losses, and the nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

                                      (12)

                              Results of Operations
                              ---------------------

         The Company reported net income of $1.0 million and $2.0 million for the three months and six months ended June 30, 1997, representing net income per share of $.44 and $.87, respectively. Net income was $1.0 million and $2.0 million for the corresponding periods in 1996, representing net income per share of $.45 and $.90, respectively.

Net Interest Income
-------------------

         Net interest income totaled $9.1 million for the six months ended June 30, 1997, as compared to $8.3 million for the same period in 1996. Improvement in net interest income was primarily the result of continued growth in the loan portfolio, as average loans, net of unearned income, increased $43.0 million, or 21.1%, during the six months ended June 30, 1997 as compared to the same period in 1996. This growth was mitigated by a decrease in the net interest margin from 6.72% for the six months ended June 30, 1996 to 6.09% for the six months ended June 30, 1997. This fluctuation in net interest margin was consistent in the three months ended June 30, 1997.

         The following table provides further analysis of the increase in net interest income:


                                                             Six months ended June 30, 1997
                                                            compared to the six months ended
                                                                      June 30, 1996
----------------------------------------------------------------------------------------------------
                                                                             Increase/(Decrease)
                                                                                 due to (1):
                                                           Increase     ----------------------------
                                                          (Decrease)       Rate            Volume
                                                     -----------------------------------------------
                                                                     (in thousands)
Interest
income:
         Loans                                              $1,603        $(649)           $2,252
         Investment securities and
            securities available-for-sale                      550           49               501
         Federal funds sold                                   (137)          (1)             (136)
                                                             -----         ----             -----
                Total interest income                        2,016         (601)            2,617
                                                             -----         ----             -----
Interest expense:
         Deposits                                              812           68               744
         Short-term borrowings                                 373           21               352
                                                             -----         ----             -----
                Total interest expense                       1,185           89             1,096
                                                             -----         ----             -----
                Net interest income                         $  831        $(690)           $1,521
                                                             =====         ====             =====

----------

(1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                      (13)

Noninterest Income
------------------

         Noninterest income totaled $614,000 for the three months ended June 30, 1997 as compared to $499,000 for the corresponding period in 1996, and $1.2 million for the six months ended June 30, 1997 as compared to $990,000 for the same periods in 1996. Growth in noninterest income during 1997 primarily reflected increases in fees charged for services of $76,000 and $134,000 for the three months and six months ended June 30, 1997 as compared to the same period in 1996. The increase resulted from an increasing deposit account base as well as improved business activity associated with the Company's cash management services. A second component of the growth in noninterest income was an increase in the cash surrender value of life insurance policies taken on key officers (excluding insurance purchases) of $59,000 and $124,000 for the three months and six months ended June 30, 1997. These increases in noninterest income were mitigated by decreases in fees on sales of mortgage loans of $39,000 and $90,000 for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. Such decreases were the result of a corresponding decline in the volume of loans sold of $6.3 million, or 25%, for the six months ended June 30, 1997, as compared to the same period in 1996.

Noninterest Expense
-------------------

         Noninterest expense for the three months and six months ended June 30, 1997 increased $587,000 or 19.9% and $1.1 million or 19.5% over the corresponding periods in 1996. The increase in noninterest expense corresponded with increased business activity, including related expansion. Specifically, salaries and employee benefits increased $291,000 and $504,000 during the three month and six month periods ended June 30, 1997 as compared to the same periods in 1996 and primarily represented the net addition of 26 employees since June 30, 1996. Growth in the employee base has been necessary to accommodate increased business activity, including the addition of two full-service branch facilities. Occupancy costs increased $133,000 and $266,000 during the three months and six months ended June 30, 1997 as compared to 1996 as a result of these expansion efforts. In addition, equipment costs increased $50,000 and $101,000 and marketing costs increased $73,000 and $92,000 during the three months and six months ended June 30, 1997 as compared to 1996, also reflecting general expansion. Professional fees increased $86,000 and $88,000 for the three months and six months ended June 30, 1997, as compared to the same period in 1996, reflecting legal fees and collection efforts related primarily to nonaccrual loans.

         The increase in noninterest expense during 1997 was mitigated by decreases of $44,000 or 62% and $78,000 or 60% in deposit insurance premiums and assessments for the three months and six months ended June 30, 1997. This decrease was primarily the result of the reduction in the Company's FDIC insurance premium associated with deposits insured by the SAIF from 23 cents per $100 of deposits to zero as of October 1, 1996.

                                      (14)

PART II


ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5.        OTHER INFORMATION

               On June 24, 1997, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on July 15, 1997, payable July 25, 1997.


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






                                       COLUMBIA BANCORP

                                       PRINCIPAL EXECUTIVE OFFICER:

August 14, 1997                        John M. Bond, Jr.
________________________               _________________
Date                                   President and
                                       Chief Executive Officer



                                       PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER:

August 14, 1997                        John A. Scaldara, Jr.
________________________               _____________________
Date                                   Executive Vice President,
                                       Corporate Secretary and
                                       Chief Financial Officer

                                      (16)