Form 10-Q
period 1997-09-30
COLUMBIA BANCORP
filed 1997-11-13
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

               For the transition period from ____________ to ____________

                         Commission file number 0-24302

                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)

           Maryland                                     52-1545782
-------------------------------             -----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,179,840 shares as of November 11, 1997.

                                COLUMBIA BANCORP

                                 C O N T E N T S

PART I  -  FINANCIAL INFORMATION                                                              Page
                                                                                              ----

         Item 1.      Financial Statements:

                             Consolidated Statements of Financial Condition as of
                                    September 30, 1997 and December 31, 1996                    3

                             Consolidated Statements of Income for the Nine Months
                                    and Three Months Ended September 30, 1997 and 1996          4

                             Consolidated Statements of Stockholders' Equity for the Nine
                                    Months Ended September 30, 1997 and the Years
                                    Ended December 31, 1996 and 1995                            5

                             Consolidated Statements of Cash Flows for the Nine Months
                                    Ended September 30, 1997 and 1996                           6

                             Notes to Condensed Consolidated Financial Statements               7

         Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                8

PART II  -  OTHER INFORMATION

         Item 1.      Legal Proceedings                                                        15

         Item 2.      Changes in Securities                                                    15

         Item 3.      Defaults Upon Senior Securities                                          15

         Item 4.      Submission of Matters to a Vote of Security Holders                      15

         Item 5.      Other Information                                                        15

         Item 6.      Exhibits and Reports on Form 8-K                                         15


                                      (2)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          September 30,              December 31,
                                                                              1997                       1996
                                                                         ----------------          -----------------
                                                                           (unaudited)
          ASSETS
          ------

Cash and due from banks                                                   $  16,131,913             $  17,753,174
Federal funds sold                                                            4,843,578                 3,477,436
Investment securities (fair value $60,833,984
          in 1997 and $39,839,135 in 1996)                                   60,665,132                39,795,128
Securities available-for-sale                                                 1,691,485                 4,353,884
Residential mortgage loans originated-for-sale                                3,078,022                 1,551,408
Loans:
    Commercial                                                               34,425,094                30,517,140
    Real estate development and construction                                116,736,116               112,837,758
    Real estate mortgage:
          Residential                                                        10,950,470                11,897,386
          Commercial                                                         20,939,064                14,470,139
    Retail, principally residential equity
          lines of credit                                                    80,787,224                67,730,804
    Credit card                                                               1,519,071                 1,543,175
                                                                          -------------             -------------
          Total loans                                                       265,357,039               238,996,402
    Less:    Unearned income, net of deferred
                origination costs                                               711,203                 1,121,326
             Allowance for credit losses                                      3,624,445                 3,292,754
                                                                          -------------             -------------
          Loans, net                                                        261,021,391               234,582,322

Other real estate owned                                                       4,576,430                   447,550
Property and equipment, net                                                   8,826,518                 7,683,598
Prepaid expenses and other assets                                             9,477,671                 7,589,425
                                                                          -------------             -------------
                 Total assets                                             $ 370,312,140             $ 317,233,925
                                                                          =============             =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                                   $  47,229,799             $  43,980,900
    Interest-bearing deposits                                               246,847,988               210,658,986
                                                                          -------------             -------------
          Total deposits                                                    294,077,787               254,639,886
Short-term borrowings                                                        41,331,150                30,127,073
Accrued expenses and other liabilities                                        1,514,916                 1,492,127
                                                                          -------------             -------------
          Total liabilities                                                 336,923,853               286,259,086
                                                                          -------------             -------------

Stockholders' Equity:
    Common stock, $.01 par value per share; authorized 9,550,000 shares;
          outstanding 2,165,795 and 2,148,004 shares,
          respectively                                                           21,658                    21,480
    Additional paid in capital                                               22,725,880                22,598,578
    Retained earnings                                                        10,642,618                 8,363,390
    Net unrealized loss on securities
          available-for-sale                                                     (1,869)                   (8,609)
                                                                          -------------             -------------
             Total stockholders' equity                                      33,388,287                30,974,839
                                                                          -------------             -------------

                 Total liabilities and
                    stockholders' equity                                  $ 370,312,140             $ 317,233,925
                                                                          =============             =============

See accompanying notes to consolidated financial statements.


                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
     For the Nine Months and Three Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                              Nine Months Ended                   Three Months Ended
                                                                September 30,                        September 30,
                                                       ------------------------------        -----------------------------
                                                          1997               1996               1997               1996
                                                       -----------        -----------        ----------         ----------
Interest income:
    Loans                                              $19,796,219        $17,205,776        $6,943,217         $5,956,311
    Investment securities                                2,309,836          1,408,011           876,468            524,574
    Federal funds sold                                     160,629            305,807            51,177             59,168
                                                       -----------        -----------        ----------         ----------
          Total interest income                         22,266,684         18,919,594         7,870,862          6,540,053
                                                       -----------        -----------        ----------         ----------
Interest expense:
    Deposits                                             7,306,006          5,893,572         2,613,642          2,012,822
    Short-term borrowings                                1,027,361            436,376           420,332            202,499
                                                       -----------        -----------        ----------         ----------
          Total interest expense                         8,333,367          6,329,948         3,033,974          2,215,321
                                                       -----------        -----------        ----------         ----------
          Net interest income                           13,933,317         12,589,646         4,836,888          4,324,732
Provision for credit losses                                629,000            549,501           234,000            189,501
                                                       -----------        -----------        ----------         ----------
          Net interest income after
             provision for credit losses                13,304,317         12,040,145         4,602,888          4,135,231
                                                       -----------        -----------        ----------         ----------
Noninterest income:
    Gains and fees on sales of mortgage loans              509,394            563,502           228,450            192,146
    Fees charged for services                              927,501            707,033           338,995            252,303
    Other                                                  442,084            238,257           134,364             74,245
                                                       -----------        -----------        ----------         ----------
          Total noninterest income                       1,878,979          1,508,792           701,809            518,694
                                                       -----------        -----------        ----------         ----------
Noninterest expense:
    Salaries and employee benefits                       5,220,359          4,299,426         1,873,897          1,457,324
    Occupancy, net                                       1,020,690            808,919           358,044            285,899
    Equipment                                              742,983            584,296           258,444            201,174
    Marketing                                              461,488            377,903           110,729            119,384
    Data processing                                        437,060            404,956           163,397            120,544
    Cash management services                               329,457            342,873           117,788            120,247
    Professional fees                                      302,394            159,959           123,180             69,082
    Deposit insurance premiums and assessments              80,799            681,990            28,475            551,676
    Net expense (income) on other real estate
          owned                                            166,784             11,040           147,688             (3,799)
    Other                                                1,596,165          1,323,163           522,257            502,624
                                                       -----------        -----------        ----------         ----------
          Total noninterest expense                     10,358,179          8,994,525         3,703,899          3,424,155
                                                       -----------        -----------        ----------         ----------
Income before income taxes                               4,825,117          4,554,412         1,600,798          1,229,770
Income tax expense                                       1,769,000          1,770,400           515,400            478,400
                                                       -----------        -----------        ----------         ----------
          Net income                                   $ 3,056,117        $ 2,784,012        $1,085,398         $  751,370
                                                       ===========        ===========        ==========         ==========

Per common share data:

    Net income                                         $      1.34        $      1.23        $     0.47         $     0.33
    Cash dividends declared                                   0.36               0.30              0.12               0.10
                                                       ===========        ===========        ==========         ==========

See accompanying notes to consolidated financial statements.


                                      (4)

                         COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Information for the nine months
                     ended September 30, 1997 is unaudited)


                                                                                                    Net
                                                                                                 Unrealized
                                                                                                  Loss on
                                                                  Additional                     Securities           Total
                                     Preferred       Common        Paid-in       Retained        Available-       Stockholders'
                                       Stock         Stock         Capital       Earnings         for-Sale            Equity
                                     -----------   ----------   -------------  -------------  --------------   -----------------
Balance at December 31, 1994            $ 4,500     $ 10,402    $ 14,211,591    $ 2,965,132      $ (318,548)       $ 16,873,077
Cash dividends declared on
    Series A preferred stock                  -            -               -       (454,072)              -            (454,072)
Cash dividends declared on
    common stock                              -            -               -       (425,889)              -            (425,889)
Conversion of 444,000 shares of
    Series A preferred stock, net of
    cash in lieu of fractional shares    (4,440)       4,144             170              -               -                (126)
Issuance of 685,903 shares of
    common stock, net of costs
    of issuance                               -        6,859       8,380,840              -               -           8,387,699
Redemption for cash of 6,000
    shares of Series A preferred
    stock                                   (60)           -         (62,940)             -               -             (63,000)
Stock options exercised                       -           52          47,277              -               -              47,329
Net income                                    -            -               -      3,428,750               -           3,428,750
Change in net unrealized
    loss on securities
    available-for-sale                        -            -               -              -         269,786             269,786
                                     -------------------------------------------------------------------------------------------
Balance at December 31, 1995                  -       21,457      22,576,938      5,513,921         (48,762)         28,063,554

Cash dividends declared on
    common stock                              -            -               -       (902,413)              -            (902,413)
Stock options exercised                       -           23          21,640              -               -              21,663
Net income                                    -            -               -      3,751,882               -           3,751,882
Change in net unrealized
    loss on securities
    available-for-sale                        -            -               -              -          40,153              40,153
                                     -------------------------------------------------------------------------------------------
Balance at December 31, 1996                  -       21,480      22,598,578      8,363,390          (8,609)         30,974,839

Cash dividends declared on
    common stock                              -            -               -       (776,889)              -            (776,889)
Stock options exercised, net of
    shares of common stock
    surrendered as payment                    -          145          97,338              -               -              97,483
Warrants exercised                            -           33          29,964              -               -              29,997
Net income                                    -            -               -      3,056,117               -           3,056,117
Change in net unrealized
    loss on securities
    available-for-sale                        -            -               -              -           6,740               6,740
                                     -------------------------------------------------------------------------------------------
Balance at September 30, 1997               $ -     $ 21,658    $ 22,725,880   $ 10,642,618        $ (1,869)       $ 33,388,287
                                     ===========================================================================================

See accompanying notes to consolidated financial statements.

                                      (5)

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------    ------------
                                                                        (unaudited)
Cash flows from operating activities:
    Net income                                                  $  3,056,117    $  2,784,012
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                             769,532         562,631
           Proceeds from the sales of residential
              mortgage loans originated-for-sale                  33,500,901      36,145,605
           Disbursements for residential mortgage loans
              originated-for-sale                                (35,027,515)    (36,004,001)
           Provision for credit losses                               629,000         549,501
           Provision for losses on other real estate owned            46,000           9,000
           Increase (decrease) in unearned income, net of
               origination costs                                    (410,123)         87,520
           Equity in net loss of limited partnerships                   --            87,390
           Increase in prepaid expenses and other assets            (875,310)     (1,408,545)
           Increase in accrued expenses and other liabilities         22,789         241,935
                                                                ------------    ------------
              Net cash provided by operating activities            1,711,391       3,055,048
                                                                ------------    ------------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments         (28,661,823)    (37,681,557)
    Loan purchases                                                (4,245,078)     (3,656,380)
    Loan sales                                                     2,155,421       6,114,100
    Purchases of investment securities                           (26,969,340)    (22,477,035)
    Proceeds from maturities and principal repayments
       of investment securities                                    6,121,183      11,284,266
    Proceeds from maturities and principal repayments of
       securities available-for-sale                               2,690,939       5,225,960
    Additions to other real estate owned                            (272,725)           --
    Sales of other real estate owned                                 160,782          80,145
    Purchases of property and equipment                           (1,963,093)     (1,234,070)
    Sales of property and equipment                                   64,517          25,064
    Proceeds from investments in limited partnerships                   --           363,001
    Increase in cash surrender value of life insurance            (1,022,262)           --
    Other, net                                                       (17,600)           --
                                                                ------------    ------------
           Net cash used in investing activities                 (51,959,079)    (41,956,506)
                                                                ------------    ------------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                      39,437,901      25,188,573
    Increase in short-term borrowings                             11,204,077       5,390,799
    Cash dividends distributed on common stock                      (776,889)       (644,529)
    Proceeds from exercise of stock options and warrants             127,480          14,563
                                                                ------------    ------------
           Net cash provided by financing activities              49,992,569      29,949,406
                                                                ------------    ------------
Net decrease in cash and cash equivalents                           (255,119)     (8,952,052)
    Cash and cash equivalents at beginning of period              21,230,610      28,092,049
                                                                ------------    ------------
    Cash and cash equivalents at end of period                  $ 20,975,491    $ 19,139,997
                                                                ============    ============

Supplemental information:
       Interest paid on deposits and short-term borrowings      $  8,288,501    $  6,406,855
       Income taxes paid                                           1,975,000       2,414,750
       Transfer of loans to other real estate owned                4,062,937            --
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                                      (6)

                         COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the nine months
                 ended September 30, 1997 and 1996 is unaudited)

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

         The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and its wholly-owned subsidiaries, McAlpine Enterprises, Inc. and Howard I, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  PER SHARE DATA

         Net income per common share is based upon the weighted average number of common shares outstanding during the periods, adjusted by any outstanding stock options, warrants, and other instruments determined to be common stock equivalents. The total weighted average number of shares outstanding for the nine months ended September 30, 1997 and September 30, 1996 were 2,283,187 and 2,257,105, respectively.

NOTE 3  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 1997 whose contract amounts represent potential credit risk is as follows:

                                                       September 30,
                                                           1997
--------------------------------------------------------------------------
                                                      (in thousands)
               Commitments to extend credit(1)           $117,852
               Standby letters of credit                   14,987
               Limited recourse on mortgage loans sold      5,643



----------
(1) Includes unused lines of credit totalling $116.5 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $1.4 million.


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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At September 30, 1997, total deposits were $294.1 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $277.7 million or 94.4% of total deposits. Stockholders' equity totalled $33.4 million at September 30, 1997. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At September 30, 1997, outstanding advances from the FHLB totalled $18.5 million. Collateral must be pledged to the FHLB before advances can be obtained. At September 30, 1997 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $57.9 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totalled $21.0 million or 5.7% of total assets at September 30, 1997.

                                Capital Resources
                                -----------------

      The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of September 30, 1997, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

      The following table summarizes the Company's capital ratios:

                                                             Minimum
                                       Columbia Bancorp     Regulatory
                                      September 30, 1997   Requirements
       ----------------------------------------------------------------
       Risk-based capital ratios:
         Tier 1 capital                      10.97%            4.00%
         Total capital                       12.17             8.00

       Tier 1 capital leverage ratios         9.26             3.00

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

Loans
-----

         At September 30, 1997, the Company's loan portfolio, net of unearned income, totaled $264.6 million, or 71.5% of its total assets of $370.3 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Since December 31, 1996, total loans have increased $26.4 million, or 11.0%. Growth in retail loans of $13.1 million, representing principally residential equity lines of credit and second mortgages, accounted for most of the increase. The remainder of the change was comprised of increases of $6.5 million in commercial mortgages, $3.9 million in real estate development and construction and $3.9 million in commercial loans.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, accounting for $116.7 million or 44.1% of the total loan portfolio. The real estate development and construction portfolio consisted of the following at September 30, 1997:


                                               Amount             Percent
----------------------------------------------------------------------------
                                                 (dollars in thousands)

Residential construction (1)                $    55,549                47.6%
Commercial construction                           2,237                 1.9
Residential land development                     47,806                41.0
Residential land acquisition (2)                 11,144                 9.5
                                              ----------         -----------
                                            $   116,736               100.0%
                                              ==========         ===========


----------
(1) Includes $14.9 million of loans to individuals for construction of their primary personal residence.
(2) Includes $2.6 million of loans to individuals for the purchase of residential building lots.


         The real estate development and construction loan portfolio primarily represents loans for the construction of single family dwellings. At September 30, 1997, loans to individuals for the construction of their primary personal residences accounted for $14.9 million of the $55.5 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral, such as a second mortgage on the borrower's present home, and commonly have maturities of six to twelve months. The remaining $40.6 million of residential construction loans represented loans to residential builders and developers. Approximately 52% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders, mortgage companies or other financial institutions, or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at September 30, 1997. Generally, development loans are

                                      (9)
extended only when evidence is provided that the lots under development will be sold to builders satisfactory to the Company.

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

         The following table provides information concerning nonperforming assets and past-due loans.


                               September 30,   December 31,    September 30,
                                   1997            1996            1996
--------------------------------------------------------------------------------
                                          (dollars in thousands)

Nonaccrual loans (1)              $  504          $3,851          $3,720
Other real estate owned            4,576             448            --
                                  ------          ------          ------
     Total nonperforming assets   $5,080          $4,299          $3,720
                                  ======          ======          ======

Loans past-due 90 days or more    $  115          $   59          $  143
                                  ======          ======          ======

----------
(1) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

         The largest component of nonperforming assets at September 30, 1997 was the Company's portfolio of other real estate owned totalling $4.6 million. At September 30, 1997, other real estate owned consisted primarily of a residential development project which included 108 single family detached building lots and 122 townhouse building lots in various stages of completion located in Calvert County, Maryland, with a carrying value of $3.1 million. Also included in other real estate owned was a partially completed condominium building containing 24 residential condominium units with a carrying value of $873,000, four commercial condominium units with a carrying value of $279,000, and two unimproved building pad sites for the construction of residential condominium units with a carrying value of $304,000. All properties are currently being marketed for sale. As of November 11, 1997, ten of the 24 residential condominium units were under contract of sale.

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

         Impaired loans at September 30, 1997 totalled $896,000 and were all collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. There were no impaired loans at September 30, 1997 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

         At September 30, 1997, management had identified two loans totalling approximately $306,000 which, while not adversely classified, had exhibited potential weaknesses. These weaknesses may at some future date result in a reduced likelihood of repayment. One of these loans, totalling $262,000, is secured by residential real estate. These loans are subject to an increased level of monitoring by management in accordance with the Company's established credit policies and procedures.

                                      (11)

Allowance for Credit Losses
---------------------------

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At September 30, 1997 the Allowance was 1.37% of total loans, net of unearned income. The Allowance at September 30, 1997 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.

         The changes in the Allowance are presented in the following table.


                                            Nine months ended September 30,
                                            -------------------------------
                                                   1997        1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Allowance for credit losses -
   beginning of period                            $ 3,293     $ 2,929
Provision for credit losses                           629         550
Charge-offs                                          (336)       (108)
Recoveries                                             38          30
                                                  -------     -------

Allowance for credit losses -
   end of period                                  $ 3,624     $ 3,401
                                                  =======     =======

Allowance as a percentage of loans
   receivable, net of unearned income                1.37%       1.51%

Allowance as a percentage of nonperforming
   loans and loans past-due 90 days or more (1)    585.46%      88.00%
                                                  =======     =======

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

                                      (12)

                              RESULTS OF OPERATIONS
                              ---------------------

         The Company reported net income of $1.1 million and $3.1 million for the three months and nine months ended September 30, 1997, representing net income per share of $.47 and $1.34, respectively. Net income was $751,000 and $2.8 million for the corresponding periods in 1996, representing net income per share of $.33 and $1.23, respectively.

Net Interest Income
-------------------

         Net interest income totalled $13.9 million for the nine months ended September 30, 1997, as compared to $12.6 million for the same period in 1996. Improvement in net interest income was primarily the result of continued growth in the loan portfolio, as average loans, net of unearned income, increased $43.5 million, or 20.8%, during the nine months ended September 30, 1997 as compared to the same period in 1996. Growth in net interest income was mitigated by a decrease in the net interest margin from 6.68% for the nine months ended September 30, 1996 to 6.01% for the nine months ended September 30, 1997, which resulted from competitive pressure on both loan and deposit pricing and a larger nonaccrual loan portfolio on average. This fluctuation in net interest margin was consistent in the three months ended September 30, 1997.

         The following table provides further analysis of the increase in net interest income:


                                        Nine months ended September 30, 1997
                                         compared to the nine months ended
                                                September 30, 1996
--------------------------------------------------------------------------------
                                                       Increase/(Decrease)
                                                            due to (1):
                                           Increase    -------------------
                                          (Decrease)    Rate       Volume
                                          --------------------------------
                                                    (in thousands)

Interest income:
         Loans                              $ 2,590       (387)     2,977
         Investment securities and
            securities available-for-sale       902         69        833
         Federal funds sold                    (145)         3       (148)
                                            -------    -------    -------
                Total interest income         3,347       (315)     3,662
                                            -------    -------    -------

Interest expense:
         Deposits                             1,412        206      1,206
         Short-term borrowings                  591         44        547
                                            -------    -------    -------
                Total interest expense        2,003        250      1,753
                                            -------    -------    -------

                Net interest income         $ 1,344       (565)     1,909
                                            =======    =======    =======

----------
(1) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                      (13)

Noninterest Income
------------------

         Noninterest income totalled $702,000 for the three months ended September 30, 1997 as compared to $519,000 for the corresponding period in 1996, and $1.9 million for the nine months ended September 30, 1997 as compared to $1.5 million for the same period in 1996. Growth in noninterest income primarily reflected increases in fees charged for services of $87,000 and $220,000 for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996. The increases resulted from an increasing deposit account base as well as improved business activity associated with the Company's cash management services. A second component of the growth in noninterest income was an increase in the cash surrender value of life insurance policies taken on key officers (excluding insurance purchases) of $56,000 and $180,000 for the three months and nine months ended September 30, 1997.

Noninterest Expense
-------------------

         Noninterest expense for the three months and nine months ended September 30, 1997 increased $280,000 or 8.1% and $1.4 million or 15.2% over the corresponding periods in 1996. The increase in noninterest expense corresponded with increased business activity, including related expansion. Specifically, salaries and employee benefits increased $417,000 and $921,000 during the three month and nine month periods ended September 30, 1997 as compared to the same periods in 1996 and primarily represented the net addition of 29 employees since September 30, 1996. Growth in the employee base has been necessary to accommodate increased business activity, including the addition of two full-service branch facilities. A third full-service branch facility is scheduled to open in mid-November, 1997. Occupancy costs increased $72,000 and $212,000 during the three months and nine months ended September 30, 1997 as compared to 1996 as a result of these expansion efforts. In addition, equipment costs increased $57,000 and $158,000 during the three months and nine months ended September 30, 1997 as compared to 1996, also reflecting general expansion.

         Professional fees increased $54,000 and $142,000 for the three months and nine months ended September 30, 1997, as compared to the same period in 1996, reflecting legal fees and collection efforts related primarily to nonperforming assets. Net expense on other real estate owned increased $151,000 and $156,000 over the corresponding periods in 1996 as a result of marketing, operating and disposal costs related to four projects transferred to other real estate owned during the year.

         The increase in noninterest expense was mitigated by decreases of $523,000 and $601,000 in deposit insurance premiums and assessments for the three months and nine months ended September 30, 1997. These decreases were primarily the result of the special one-time deposit insurance assessment of $487,000 pre-tax recorded by the Company in September, 1996, as mandated by Congress in an effort to recapitalize the SAIF. Subsequent to this charge and effective October 1, 1996, the Company's FDIC insurance premium associated with deposits insured by the SAIF fell from 23 cents per $100 of deposits to zero. Also effective October 1, 1996, the Company began paying a Financing Corporation ("FICO") assessment. As of September 30, 1997, this assessment was 1.26 cents per $100 of BIF deposits and 6.32 cents per $100 of SAIF deposits.

Tax Expense
-----------

         The Company's effective tax rate declined from 38.9% for the nine months ended September 30, 1996 to 36.7% for the nine months ended September 30, 1997 as the result of changes in state tax laws. The effect of the change for 1997 was recorded in the third quarter.

                                      (14)

                       IMPACT OF NEW ACCOUNTING STANDARDS
                       ----------------------------------

Earnings per Share
------------------

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for the financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income and the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted but disclosure of pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted in the notes to financial statements for periods ending prior to the effective date. Management believes the adoption of the provisions of this statement will not have a significant effect on the Company's EPS.

Reporting Comprehensive Income
------------------------------

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Management has not determined when it will adopt the provisions of SFAS No. 130 but believes that it will not have a material effect on the financial condition or results of operations of the Company.

                                      (15)

PART II

ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5.        OTHER INFORMATION

               On September 29, 1997, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on October 15, 1997, payable October 27, 1997.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

                       Exhibit No.                               Reference
                       -----------                               ---------

                       27.0     Financial Data Schedule          Page 18

               (b)     Reports on Form 8-K

                       None

                                      (16)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA BANCORP

                                       PRINCIPAL EXECUTIVE OFFICER:

November 13, 1997                      John M. Bond, Jr.
____________________                   ____________________________
Date                                   President and
                                       Chief Executive Officer

                                       PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER:

November 13, 1997                      John A. Scaldara, Jr.
____________________                   ____________________________
Date                                   Executive Vice President,
                                       Corporate Secretary and
                                       Chief Financial Officer


                                      (17)