Form 10-K
period 1997-12-31
COLUMBIA BANCORP
filed 1998-03-30
CIK 834105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                              --------    --------

                         Commission file number 0-23402

                                COLUMBIA BANCORP
             (Exact name of registrant as specified in its charter)

         Maryland                                               52-1545782
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

                                      (1)

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of this filing.

              Common Stock, par value $0.01 per share:
                       Market value held by non-affiliates based on the
                          closing sales price at March 17, 1998    $57,973,826

         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Common Stock, par value $0.01 per share:
                       Shares outstanding at March 17, 1998         2,212,845

         Documents Incorporated by Reference:

              Portions of Annual Report to Stockholders for Fiscal Year Ended
                   December 31, 1997, incorporated by reference into Part II.
              Portions of Definitive Proxy Statement dated March 27, 1998, incorporated by reference into Part III.

                                [cover page 2 ]

                                      (2)

                               TABLE OF CONTENTS

PART I                                                                             PAGE
                                                                                   ----
Item 1  - Business................................................................  2

Item 2  - Properties..............................................................  9

Item 3  - Legal Proceedings.......................................................  9

Item 4  - Submission of Matters to a Vote of Stockholders.........................  9

PART II

Item 5  - Market for Common Stock and Related Stockholder Matters................. 10

Item 6  - Selected Financial Data................................................. 10

Item 7  - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .............................................. 10

Item 7a - Quantitative and Qualitative Disclosures About Market Risk.............. 10

Item 8  -  Financial Statements and Supplementary Data............................ 10

           Columbia Bancorp and Subsidiary:
               Independent Auditors' Report
               Consolidated Statements of Financial Condition as of
                 December 31, 1997 and 1996
               Consolidated Statements of Income for the years ended
                 December 31, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

Item 9  - Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.................................................... 10

PART III

Item 10 - Directors and Executive Officers of the Registrant...................... 11

Item 11 - Executive Compensation.................................................. 12

Item 12 - Security Ownership of Certain Beneficial Owners and Management.......... 12

Item 13 - Certain Relationships and Related Transactions.......................... 12

PART IV

Item 14 - Exhibits and Reports on Form 8-K........................................ 12

Signatures........................................................................ 16

                                      (1)

                                     PART I

ITEM 1.  BUSINESS
-----------------

General

         Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987, under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and has nine branch locations in Howard County, Maryland; two branch locations in Baltimore County, Maryland; and two branch locations in Baltimore City, Maryland. The Bank also has three mortgage origination offices in Howard, Montgomery and Baltimore Counties, Maryland. At December 31, 1997, the Company had total assets of $373.5 million, total loans, net of unearned income, of $265.2 million, total deposits of $313.4 million and stockholders' equity of $34.4 million.

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

Services of the Bank

         The Bank provides comprehensive and service-intensive commercial and retail banking services to individuals and small- and medium-sized businesses. The following types of services are offered by the Bank:

         Commercial Services:

         * Loans, including working capital loans and lines of credit, a wide range of demand, term, and time loans, loans for real estate acquisition, development and construction and equipment, inventory and accounts receivable financing.

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

         * PC - Banking.

         * Installment and home equity loans and lines of credit.

         * Residential construction and first mortgage loans.

         * VISA(R) credit and debit cards.

         * Travelers checks, money orders and safe deposit boxes.

         The Bank does not now exercise general trust powers.

Lending Activities

         General. At December 31, 1997, the Company's loan portfolio, net of unearned income, totaled $265.2 million, representing approximately 71.0% of its total assets of $373.5 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.

         Loan Portfolio Composition. The following table sets forth the Company's loans by major categories as of December 31, 1997:

                                                         Amount         Percent
                                                         ----------------------
                                                         (dollars in thousands)

    Commercial                                          $ 37,519          14.1%
    Real estate - development and construction(1)        110,413          41.5
    Real estate - mortgage:
      Residential                                         11,078           4.2
      Commercial                                          21,146           8.0
    Consumer:
      Retail(2)                                           84,039          31.6
      Credit card                                          1,639            .6
                                                        --------         -----
    Total loans                                         $265,834         100.0%
                                                        ========         =====

---------------------
(1) At December 31, 1997, loans to individuals for constructing primary personal residences represented $15.9 million.
(2) Approximately $76.6 million were retail loans secured by the borrowers' principal residences in the form of home equity lines of credit and second mortgages.

         Commercial Loans. The Company originates secured and unsecured loans for business purposes. Additionally, commercial business loans are made to provide working capital to businesses in the form of lines of credit

                                      (3)
which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 1997, $37.5 million or 14.1% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral which secures the loan. Financial statements are analyzed using a financial spreadsheet software program. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

         Real Estate Development and Construction Loans. Real estate development and construction loans constitute the largest portion of the Company's lending activities, and consisted of the following at December 31, 1997:

                                        Amount         Percent
                                        ----------------------
                                        (Dollars in thousands)

     Residential land development       $48,081         43.5%
     Residential construction(1)         47,579         43.1
     Residential land acquisition(2)      9,704          8.8
     Commercial construction              5,049          4.6
                                       --------        -----
                                       $110,413        100.0%
                                       ========        =====

-----------
(1) Includes $13.6 million of loans to individuals for construction of primary personal residences.
(2) Includes $2.3 million of loans to individuals for the purchase of residential building lots.

         The Company provides interim residential real estate development and construction loans to builders, developers and persons who will ultimately occupy the single family dwellings. Loans for the development of residential land represented the largest component of the real estate development and construction loan portfolio at December 31, 1997, totaling $48.1 million or 43.5% of the portfolio. Generally, development loans are extended only when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of 18 months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

         Residential construction loans constitute the second largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 1997, loans to individuals for the construction of primary personal residences accounted for $13.6 million of the $47.6 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $34.0 million of residential construction loans represented loans to residential builders and developers. Approximately 50% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         The Company makes residential real estate development and construction loans generally to provide interim financing on property during the construction period. These loans are typically made for 75% or less of the appraised value of the property. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

         The Company has limited loan losses in this area of lending through careful monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and


                                      (4)
construction loans are secured by the properties under development/construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sale information.

         Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. Such mortgage loans are generally originated under terms, conditions and documentation which permit their sale in the secondary mortgage market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 1997, $11.1 million or 4.2% of the Company's total loan portfolio consisted of residential mortgage loans.

         For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. The properties securing all of the Company's residential mortgage loans are appraised by appraisers approved by the Company.

         Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 1997, $21.1 million or 8.0% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings and warehouse and general purpose business space. Although terms vary, the Company's commercial mortgages generally have maturities of five years or less.

         The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers.

         Consumer Loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Company include home equity loans and lines of credit and loans that are secured by personal property. At December 31, 1997, $85.7 million or 32.2% of the Company's total loan portfolio consisted of consumer loans.

         Home equity loans are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have a maximum term of 15 years and the interest rate is generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage).

         Potential Problem Loans. At December 31, 1997, management had identified seven credit facilities totaling approximately $2.2 million which, while not adversely classified, had exhibited potential weaknesses. Five of these facilities, extended to a single borrower and totaling $1.1 million, were placed on nonaccrual status in February, 1998 and foreclosure proceedings have been initiated. The loans are secured by 24 residential townhouse units in various stages of completion. The weaknesses identified in the remaining two loans may result in a reduced likelihood of repayment. All of these loans are subject to an increased level of monitoring by management in accordance with the Company's established credit policies and procedures.

Competition

         While promotional activities emphasize the many advantages of dealing with a locally-run institution closely attuned to the needs of its community, the Company faces strong competition in all areas of its operations. This


                                      (5)
competition comes from entities operating in the Baltimore-Washington metropolitan area, which include offices of most of the largest banks in Maryland. Its most direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations and credit unions operating in the Baltimore/Washington marketplace. The Company also competes for deposits with money market mutual funds and with larger banks for cash management customers. The Company competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

Interstate Banking

         Adequately capitalized bank holding companies, such as the Company, may acquire control of banks in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer than five years. No bank holding company may acquire more than 10% of the nationwide insured deposits or more than 30% of deposits in any state; however, states may waive the 30% limit. In addition, since June 1, 1997, banks have been permitted to branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland law permits interstate branching both by mergers and establishing new branches; however, until June 1, 1997, this provision was subject to the reciprocity requirements that banks from another state may branch into Maryland only if Maryland banks may branch into that state. The Company is unable to predict the ultimate impact of interstate banking legislation on it or its competitors.

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

         Additionally, the Act prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible


                                      (6)
adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies, designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

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

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity of more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

         The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1997 and 1996, the Company's total risk-based capital ratios were 12.5% and 13.2%, respectively, and its Tier 1 risk-based capital ratios were 11.3% and 11.9%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of December 31, 1997 and 1996, the Company's Tier 1 capital leverage ratios were 9.3% and 10.1%, respectively.

         In September, 1995, the federal bank regulatory agencies revised the capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. While the revised capital guidelines do not codify a measurement framework for assessing the level of a bank's interest rate exposure, the measurement of interest rate exposure using either a supervisory model, developed by the federal bank agencies, or the bank's own internal


                                      (7)
model is a quantitative factor, among other quantitative and qualitative factors, available for use by examiners in determining the adequacy of an individual bank's capital for interest rate risk. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Qualitative factors include the adequacy of the bank's internal interest rate management. Establishment of an explicit supervisory threshold, defining a "normal" level of interest rate risk exposure is expected at some future date. The revision of the capital adequacy guidelines did not have a material adverse effect on the Company.

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

         The Bank is assessed by the FDIC in respect of its deposit insurance. As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $118.9 million or 39.4% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). In September 1996 and as a result of congressional legislation to recapitalize the SAIF, the Company was charged a one-time special assessment of approximately $486,000 pretax. Subsequent to this charge and effective October 1, 1996, the Company's FDIC insurance premium associated with deposits insured by the SAIF fell from 23 cents per $100 of deposits to zero. Also effective October 1, 1996, the Company began paying a Financing Corporation ("FICO") assessment. As of December 31, 1997, this assessment was 1.26 cents per $100 of BIF deposits and 6.28 cents per $100 of SAIF deposits.

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



                                      (8)

Employees

         At December 31, 1997, the Company and the Bank had 227 employees of which 47 were officers, 197 were full-time employees and 30 were part-time employees. The Company believes its employee relations are good.

ITEM 2. PROPERTIES
------------------

         The principal offices of the Company and the Bank are located at 10480 Little Patuxent Parkway, Columbia, Howard County, Maryland.

         At December 31, 1997, the Company owned two banking offices, one drive-through facility and an office building. These properties had a book value of $5.1 million at December 31, 1997, and the office building was producing annual rental income of $179,500. The remaining eleven banking offices and three mortgage origination offices open at December 31, 1997 were leased. The lease for the principal office of the Bank expires in 2013 (after giving effect to all renewal options), and annual rent is currently $232,000. Leases for the remaining leased banking offices and mortgage origination offices expire from 1998 through 2037 (after giving effect to all renewal options), and aggregate annual rent is currently $631,000. The Company believes that its facilities are adequate for its current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is party to legal actions which are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
-------------------------------------------------------

         No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.


                                      (9)

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------

         The information required by this Item is set forth by reference to the information appearing under the captions "Dividends" on page 45 and "Recent Common Stock Prices" on page 51 of the 1997 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 8 of the 1997 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 9 through 25 of the 1997 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 21 through 23 of the 1997 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The financial statements required by this Item as to the Company and the Company's Independent Public Accountants' Report thereon is incorporated by reference to the 1997 Annual Report to Stockholders included in Exhibit 13.1, pages 26 through 49, filed herewith. The supplementary data required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Quarterly Financial Data" on page 50 of the 1997 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There have been no changes in nor disagreements with accountants on accounting and financial disclosure.


                                      (10)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

         The following information is supplied with respect to Mr. Bond and to other named executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 1998.

                                            Position with the
     Name               Age               Company and the Bank
     ----               ---               --------------------

John M. Bond, Jr.        54    President, Chief Executive Officer and Treasurer
                               of the Company and the Bank.

Michael T. Galeone       49    Executive Vice President of the Bank.

Charles C. Holman        64    Executive Vice President of the Bank.

Robert W. Locke          52    Senior Vice President of the Bank.

John A. Scaldara, Jr.    34    Executive Vice President of the Bank, Chief
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

         Mr. Galeone directs the retail branch operations and consumer lending activities of the Bank. He has in excess of 20 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs, serving in the past as President of the Howard County Arts Council and Vice Chair of the Howard County Board of Realtors and currently a member of several other civic organizations. Mr. Galeone attended Temple University, Institute of Technology.

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

         Mr. Locke directs the commercial lending activities of the Bank. He has 20 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke is actively involved in civic and professional affairs, serving in the past as a director of the

                                      (11)

Howard County Chamber of Commerce and the president of the James Rouse Entrepreneurial Fund. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

         Mr. Scaldara directs the accounting, finance, loan administration, cash management and transaction processing activities of the Company. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG Peat Marwick LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as a director of the Howard Hospital Foundation. Mr. Scaldara has served as Secretary of the Company and the Bank since January 14, 1991.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Executive Officers, Directors and Nominees" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits

                  (3.1) Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (3.2) Form of Restated By-Laws of the Company, restated as of January 26, 1998 and in effect at all times since then through March 27, 1998 (filed herein as Exhibit 3.2).

                  (10.1) Form of the Company's 1987 Stock Option Plan, as
                         amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).

                                      (12)

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

                  (10.4) Form of the Company's 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).

                  (10.5) Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.5a) Amdendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr. (filed herein as Exhibit 10.5a).

                  (10.6) Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.6a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone (filed herein as Exhibit 10.6a).

                  (10.7) Form of Employment Agreement dated February 27, 1996 with Charles C. Holman, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.7a) Amendment dated December 16, 1997 to the employment agreement dated February 27, 1996 with Charles C. Holman (filed herein as Exhibit 10.7a).

                  (10.8) Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.8a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr. (filed herein as Exhibit 10.8a).


                                      (13)

                  (10.9) Form of Severance Agreement dated February 26, 1996 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.9a) Amendment dated December 16, 1997 to the severance agreement dated February 26, 1996 with Robert W. Locke (filed herein as Exhibit 10.9a).

                  (10.10) Agreements by and between the Bank and an affiliate of
                          Directors G. Clark and Moxley, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.11) Agreements by and between the Bank and an affiliate of
                          Director G. Clark, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).

                  (10.12) Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, (File No. 0-23402).

                  (10.13) Data Processing agreements by and between the Bank and
                          M&I Data Services, Inc., including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).

                  (10.14) Form of the Company's 1997 Stock Option Plan
                          (previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed July 29, 1997) (Reg. No. 333-10231).

                  (13.1)  1997 Annual Report to Stockholders (filed herein as
                          Exhibit 13.1).


                                      (14)

                  (21.1)  List of Subsidiaries of the Company

                                           State of                         Percentage
                           Name          Incorporation     Owned by         Ownership
                           ----          -------------     --------         ---------
                           The Columbia     Maryland       Columbia           100%
                           Bank                            Bancorp

                           McAlpine         Maryland       The Columbia       100%
                           Enterprises,                    Bank
                           Inc.

                           Howard I, LLC    Maryland       The Columbia       100%
                                                           Bank

                  (23.1) Consent of Independent Certified Public Accountants
                         (filed herein as Exhibit 23.1).

                  (27.1) Financial Data Schedule (filed herein as Exhibit 27.1).

                  (99.1) Notice of the 1998 Annual Meeting of Stockholders,
                         Proxy Statement for the 1998 Annual Meeting of Stockholders and the 1998 Form of Proxy (filed herein as Exhibit 99.1).

b.  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.


                                      (15)

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Columbia Bancorp
                                        (Registrant)

March 23, 1998                          By: /S/
                                           ___________________________________
                                        John M. Bond, Jr.
                                        President, Chief Executive Officer and
                                        Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                       Title                  Date
---------                                       -----                  ----

       /S/                                 Chairman of the            3/23/98
___________________________________        Board
James R. Moxley, Jr.

       /S/                                 Vice Chairman of           3/23/98
___________________________________        the Board

Herschel L. Langenthal

       /S/                                 President, Chief           3/23/98
___________________________________        Executive Officer and
                                           Treasurer
John M. Bond, Jr.


       /S/                                 Secretary                  3/23/98
___________________________________        and Chief Financial
                                           Officer
John A. Scaldara, Jr.


       /S/                                 Director                   3/23/98
___________________________________

Anand S. Bhasin



                                      (16)

Signature                                       Title                  Date
---------                                       -----                  ----

       /S/                                 Director                   3/23/98
___________________________________

Garnett Y. Clark

       /S/                                 Director                   3/23/98
___________________________________

James Clark, Jr.

       /S/                                 Director                   3/23/98
___________________________________

Hugh F.Z. Cole, Jr.

       /S/                                 Director                   3/23/98
___________________________________

G. William Floyd

       /S/                                 Director                   3/23/98
___________________________________

Robert J. Gaw

       /S/
___________________________________        Director                   3/23/98

Mary T. Gould

       /S/                                 Director                   3/23/98
___________________________________

William L. Hermann

       /S/                                 Director                   3/23/98
___________________________________

Harry L. Lundy, Jr.

       /S/                                 Director                   3/23/98
___________________________________

Richard E. McCready

       /S/                                 Director                   3/23/98
___________________________________

Patricia T. Rouse

       /S/                                 Director                   3/23/98
___________________________________

Maurice M. Simpkins


                                      (17)

Signature                                   Title                  Date
---------                                   -----                  ----


       /S/                                 Director               3/23/98
___________________________________
Mary S. Scrivener

       /S/                                 Director               3/23/98
___________________________________

Robert N. Smelkinson

       /S/                                 Director               3/23/98
___________________________________

Theodore G. Venetoulis

                                      (18)

                               INDEX TO EXHIBITS
                               -----------------

    Exhibit No.                           Title of Exhibit
    -----------                           ----------------

       3.2 Form of Restated By-Laws of the Company, restated as of January 26, 1998 and in effect at all times since then through March 27, 1998.

      10.5a Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr.

      10.6a Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone.

      10.7a Amendment dated December 16, 1997 to the employment agreement dated February 27, 1996 with Charles C. Holman.

      10.8a Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr.

      10.9a Amendment dated December 16, 1997 to the severance agreement dated February 26, 1996 with Robert W. Locke.

      13.1        Annual Report to Stockholders for the year ended December 31,
                  1997.

      23.1        Consent of Independent Certified Public Accountants.

      27.1        Financial Data Schedule.

      99.1 Notice of the 1998 Annual Meeting of Stockholders, Proxy Statement for the 1998 Annual Meeting of Stockholders and the 1998 Form of Proxy.


                                      (i)