Form 10-Q
period 1998-03-31
COLUMBIA BANCORP
filed 1998-05-14
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

               For the quarterly period ended March 31, 1998

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934

               For the transition period from ________________ to ______________

                         Commission file number 0-24302

                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)

            Maryland                                    52-1545782
------------------------------------      --------------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,285,131 shares as of May 12, 1998.

                                      (1)

                                COLUMBIA BANCORP

                                C O N T E N T S

PART I  -  FINANCIAL INFORMATION                                                                Page
                                                                                                ----
         Item 1.  Financial Statements:

                     Consolidated Statements of Financial Condition as of
                            March 31, 1998 and December 31, 1997                                  3

                     Consolidated Statements of Income for the
                            Three Months Ended March 31, 1998 and 1997                            4

                     Consolidated Statements of Stockholders' Equity for the Three
                            Months Ended March 31, 1998 and the Years
                            Ended December 31, 1997 and 1996                                      5

                     Consolidated Statements of Cash Flows for the Three Months
                            Ended March 31, 1998 and 1997                                         6

                     Notes to Condensed Consolidated Financial Statements                         7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          9

PART II  -  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              16

         Item 2.  Changes in Securities and Use of Proceeds                                      16

         Item 3.  Defaults Upon Senior Securities                                                16

         Item 4.  Submission of Matters to a Vote of Security Holders                            16

         Item 5.  Other Information                                                              16

         Item 6.  Exhibits and Reports on Form 8-K                                               16



                                      (2)

                                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                                        COLUMBIA BANCORP AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,            December 31,
                                                                              1998                   1997
                                                                         ----------------      -----------------
                                                                           (unaudited)
          ASSETS

Cash and due from banks                                                     $ 16,648,181           $ 13,497,010
Federal funds sold                                                             4,947,848              2,013,538
Investment securities (fair value $69,268,230
          in 1998 and $65,149,749 in 1997)                                    69,037,369             64,970,889
Securities available-for-sale                                                  1,332,650              1,674,464
Residential mortgage loans originated-for-sale                                15,171,035              6,557,090
Loans:
    Commercial                                                                37,005,483             37,518,405
    Real estate development and construction                                 113,341,627            110,413,134
    Real estate mortgage:
          Residential                                                         10,295,548             11,077,563
          Commercial                                                          20,908,554             21,146,275
    Retail, principally residential equity
          lines of credit                                                     82,233,374             84,039,255
    Credit card                                                                1,570,035              1,639,070
                                                                         ----------------      -----------------
          Total loans                                                        265,354,621            265,833,702
    Less:    Unearned income, net of
                origination costs                                                682,487                640,189
             Allowance for credit losses                                       3,678,044              3,631,664
                                                                         ----------------      -----------------
          Loans, net                                                         260,994,090            261,561,849

Other real estate owned                                                        4,403,745              4,621,873
Property and equipment, net                                                    9,001,121              9,125,396
Prepaid expenses and other assets                                              9,982,258              9,429,002
                                                                         ----------------      -----------------

                 Total assets                                               $391,518,297           $373,451,111
                                                                         ================      =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                                     $ 54,248,390           $ 56,584,646
    Interest-bearing deposits                                                266,916,409            256,772,797
                                                                         ----------------      -----------------
          Total deposits                                                     321,164,799            313,357,443
Short-term borrowings                                                         32,508,015             23,725,237
Accrued expenses and other liabilities                                         2,513,563              1,983,617
                                                                         ----------------      -----------------
          Total liabilities                                                  356,186,377            339,066,297
                                                                         ----------------      -----------------
Stockholders' equity:
    Common stock, $.01 par value per share; authorized 9,550,000 shares;
          outstanding 2,220,254 and 2,200,165 shares, respectively                22,203                 22,002
    Additional paid in capital                                                23,100,986             22,918,578
    Retained earnings                                                         12,208,387             11,445,351
    Accumulated other comprehensive income                                           344                 (1,117)
                                                                         ----------------      -----------------
             Total stockholders' equity                                       35,331,920             34,384,814
                                                                         ----------------      -----------------
                 Total liabilities and
                    stockholders' equity                                    $391,518,297           $373,451,111
                                                                         ================      =================

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1998 and 1997

                                  (unaudited)

                                                     Three Months Ended
                                                        March 31,
                                            ----------------------------------
                                                1998                1997
                                            --------------     ---------------
Interest income:
  Loans                                        $7,022,518          $6,174,766
  Investment securities                           995,616             662,408
  Federal funds sold                               31,253              51,085
                                            --------------     ---------------
      Total interest income                     8,049,387           6,888,259
                                            --------------     ---------------
Interest expense:
  Deposits                                      2,730,001           2,243,115
  Short-term borrowings                           404,547             292,504
                                            --------------     ---------------
      Total interest expense                    3,134,548           2,535,619
                                            --------------     ---------------
      Net interest income                       4,914,839           4,352,640
Provision for credit losses                        84,000             210,000
                                            --------------     ---------------
      Net interest income after
        provision for credit losses             4,830,839           4,142,640
                                            --------------     ---------------
Noninterest income:
  Gains and fees on sales of mortgage loans       475,298             125,488
  Fees charged for services                       294,438             275,903
  Other                                           204,060             161,600
                                            --------------     ---------------
      Total noninterest income                    973,796             562,991
                                            --------------     ---------------
Noninterest expense:
  Salaries and employee benefits                2,294,113           1,602,872
  Occupancy, net                                  479,358             320,749
  Equipment                                       286,384             236,294
  Marketing                                       167,752             159,672
  Data processing                                 180,693             132,729
  Cash management services                         71,470              91,450
  Professional fees                                80,850              51,238
  Deposit insurance premiums and
    assessments                                    30,570              25,038
  Net expense on other real estate owned            2,664              23,686
  Other                                           540,910             471,249
                                            --------------     ---------------
      Total noninterest expense                 4,134,764           3,114,977
                                            --------------     ---------------
Income before income taxes                      1,669,871           1,590,654
Income tax expense                                596,000             619,100
                                            --------------     ---------------
      Net income                                1,073,871             971,554
Other comprehensive income, net of tax:
  Unrealized gains on securities available-
    for-sale arising during period                  1,461               2,861
                                            --------------     ---------------
      Comprehensive income                     $1,075,332          $  974,415
                                            ==============     ===============

Per common share data:
  Net income: Basic                            $     0.49          $     0.45
              Diluted                                0.46                0.43

  Cash dividends declared                      $     0.14          $     0.12
                                            ==============     ===============

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Information for the three months
                       ended March 31, 1998 is unaudited)

                                                                                              Accumulated
                                                       Additional                                Other              Total
                                        Common          Paid-in            Retained          Comprehensive      Stockholders'
                                        Stock           Capital            Earnings             Income              Equity
                                     -------------  -----------------  ------------------   ----------------   -----------------
Balance at December 31, 1995          $    21,457         22,576,938           5,513,921            (48,762)         28,063,554

Cash dividends declared on
   common stock                                 -                  -            (902,413)                 -            (902,413)
Stock options exercised                        23             21,640                   -                  -              21,663
Net income                                      -                  -           3,751,882                  -           3,751,882
Other comprehensive income                      -                  -                   -             40,153              40,153
                                     -------------  -----------------  ------------------   ----------------   -----------------
Balance at December 31, 1996               21,480         22,598,578           8,363,390             (8,609)         30,974,839

Cash dividends declared on
   common stock                                 -                  -          (1,085,570)                 -          (1,085,570)
Stock options exercised                       775            708,295                   -                  -             709,070
Common stock exchanged                       (253)          (744,597)                  -                  -            (744,850)
Tax benefit of nonqualified
   stock options exercised                      -            356,302                   -                  -             356,302
Net income                                      -                  -           4,167,531                  -           4,167,531
Other comprehensive income                      -                  -                   -              7,492               7,492
                                     -------------  -----------------  ------------------   ----------------   -----------------
Balance at December 31, 1997               22,002         22,918,578          11,445,351             (1,117)         34,384,814

Cash dividends declared on
   common stock                                 -                  -            (310,835)                 -            (310,835)
Stock options exercised                       201            182,408                   -                  -             182,609
Net income                                      -                  -           1,073,871                  -           1,073,871
Other comprehensive income                      -                  -                   -              1,461               1,461
                                     -------------  -----------------  ------------------   ----------------   -----------------
Balance at March 31, 1998             $    22,203         23,100,986          12,208,387                344          35,331,920
                                     =============  =================  ==================   ================   =================

See accompanying notes to consolidated financial statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31,1998 and 1997

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        ----------------------------------------
                                                                             1998                    1997
                                                                        ---------------        -----------------
                                                                                     (unaudited)
Cash flows from operating activities:
    Net income                                                           $   1,073,871          $       971,554
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                       277,655                  223,581
           Provision for credit losses                                          84,000                  210,000
           Provision for losses on other real estate owned                      15,000                        -
           Gains on sales of loans                                            (475,298)                (125,488)
           Proceeds from the sales of residential
              mortgage loans originated-for-sale                            31,985,534                8,567,185
           Disbursements for residential mortgage loans
              originated-for-sale                                          (40,124,181)              (8,436,604)
           Increase (decrease) in unearned income, net of
               origination costs                                                42,298                 (281,379)
           Decrease (increase) in prepaid expenses and other assets           (500,373)                 648,737
           Increase (decrease) in accrued expenses and other
             liabilities                                                       527,330                 (346,465)
                                                                        ---------------        -----------------
              Net cash provided by (used in) operating activities           (7,094,164)               1,431,121
                                                                        ---------------        -----------------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                    (3,558,938)              (6,253,106)
    Loan purchases                                                            (385,688)                (547,797)
    Loan sales                                                               4,100,272                  582,980
    Purchases of investment securities                                      (9,256,870)              (8,992,230)
    Purchases of investment securities available-for-sale                     (157,400)                 (17,600)
    Proceeds from maturities and principal repayments
       of investment securities                                              5,199,071                1,665,327
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                           500,238                1,107,362
    Additions to other real estate owned                                      (155,431)                       -
    Sales of other real estate owned                                           644,374                        -
    Purchases of property and equipment                                       (161,963)                (676,714)
    Increase in cash surrender value of life insurance                         (52,544)                 (36,205)
                                                                        ---------------        -----------------
           Net cash used in investing activities                            (3,284,879)             (13,167,983)
                                                                        ---------------        -----------------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                 7,807,356               24,389,533
    Increase (decrease) in short-term borrowings                             8,782,778              (12,977,234)
    Cash dividends distributed on common stock                                (308,219)                (257,759)
    Proceeds from stock options exercised                                      182,609                    3,099
                                                                        ---------------        -----------------
           Net cash provided by financing activities                        16,464,524               11,157,639
                                                                        ---------------        -----------------
Net decrease in cash and cash equivalents                                    6,085,481                 (579,223)
    Cash and cash equivalents at beginning of period                        15,510,548               21,230,610
                                                                        ---------------        -----------------
    Cash and cash equivalents at end of period                           $  21,596,029          $    20,651,387
                                                                        ===============        =================
Supplemental information:

       Interest paid on deposits and short-term borrowings               $   3,198,297          $     2,620,545
       Income taxes paid                                                       125,000                       --
       Transfer of loans to other real estate owned                            285,815                  942,130
                                                                        ===============        =================

See accompanying notes to consolidated financial statements.

                                      (6)


                        COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of and for the three months ended March 31, 1998 and 1997 is unaudited)

NOTE 1  -  BASIS OF PRESENTATION

         The accompanying consolidated financial statements for Columbia Bancorp
(the "Company") have been prepared in accordance with the instructions for Form
10-Q and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and its wholly-owned subsidiaries, McAlpine Enterprises, Inc. and Howard I, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

          Effective January 1, 1998, management adopted the provisions of SFAS
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. The adoption of the provisions of SFAS No. 130 did not have a material impact on the financial condition or results of operations of the Company.

         The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  PER SHARE DATA

         Information relating to the calculations of earnings per common share is summarized as follows:

                                                                       Three Months Ended March 31,
                                                        -----------------------------------------------------------
                                                                    1998                         1997
                                                        -----------------------------------------------------------
                                                            Basic         Diluted        Basic         Diluted
                                                        -------------- -------------- ------------- ---------------
      Net Income                                          $1,073,871     $1,073,871     $  971,554    $  971,554
                                                        ============== ============== ============= ===============

      Weighted average shares outstanding                  2,211,395      2,211,395      2,148,218     2,148,218
      Dilutive securities                                         --        101,610             --       130,066
                                                        -------------- -------------- ------------- ---------------
      Adjusted weighted average shares used in EPS
         computation                                       2,211,395      2,313,005      2,148,218     2,278,284
                                                        ============== ============== ============= ===============
      Net income per common share                         $     0.49     $     0.46     $     0.45    $     0.43
                                                        ============== ============== ============= ===============

                                      (7)





NOTE 3  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 1998 whose contract amounts represent potential credit risk is as follows:

                                                                 March 31,
                                                                   1998
         -------------------------------------------------------------------
                                                              (in thousands)

         Commitments to extend credit (1)                       $131,643
         Standby letters of credit                                15,377
         Limited recourse on mortgage loans sold                     469

         --------------------------
         (1)     Includes unused lines of credit totalling $130.2 million
                 regardless of whether fee paid and whether adverse change
                 clauses exist. The amount also includes commitments to extend new credit totalling $1.4 million.

                                      (8)




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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At March 31, 1998, total deposits were $321.2 million.
Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $305.2 million or 95.0% of total deposits.
Stockholders' equity totalled $35.3 million at March 31, 1998. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta
("FHLB") as an additional source of liquidity. At March 31, 1998, outstanding advances from the FHLB totalled $11.5 million. Collateral must be pledged to the FHLB before advances can be obtained. At March 31, 1998 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $83.1 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totalled $21.6 million or 5.5% of total assets at March 31, 1998.

                               Capital Resources
                               -----------------

      The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of March 31, 1998, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments
("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital").
The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

      The following table summarizes the Company's capital ratios:

                                                                 Minimum
                                       Columbia Bancorp         Regulatory
                                        March 31, 1998         Requirements
---------------------------------- ------------------------- -----------------
Risk-based capital ratios:
  Tier 1 capital                             11.52%                4.00%
  Total capital                              12.72                 8.00

Tier 1 capital leverage ratios                9.21                 3.00

                                      (9)




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

Loans
-----

         At March 31, 1998, the Company's loan portfolio, net of unearned income, totalled $264.7 million, or 67.6% of its total assets of $391.5 million.
The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Since December 31, 1997, total loans decreased $479,000, or .2%. Real estate development and construction loans increased $2.9 million, or 2.6% since
December 31, 1997. This was partially offset, however, by decreases of $1.8 million in equity lines of credit and second mortgages and $782,000 in residential first mortgages, resulting primarily from heavy refinancing activity.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, and consisted of the following at March 31, 1998:

                                                   Amount       Percent
         -----------------------------------------------------------------
                                                  (dollars in thousands)

         Residential land development            $ 52,880          46.7%
         Residential construction (1)              47,639          42.0
         Residential land acquisition (2)           8,474           7.5
         Commercial construction                    4,349           3.8
                                                  -------       ---------
                                                 $113,342         100.0%
                                                 ========       =========

         --------------------
         (1) Includes $9.7 million of loans to individuals for construction of their primary personal residence.
         (2) Includes $2.4 million of loans to individuals for the purchase of residential building lots.


         The Company provides interim residential real estate development and construction loans to builders, developers and persons who will ultimately occupy the single family dwellings. Loans for the development of residential land represented the largest component of the real estate development and construction loan portfolio at March 31, 1998, totalling $52.9 million or 46.7% of the portfolio. Generally, development loans are extended only when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of 18 months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

         Residential construction loans constitute the second largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At March 31, 1998, loans to individuals for the construction of primary personal residences accounted for $9.7 million of the $47.6 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months.
The remaining $37.9 million of residential construction loans represented loans to residential builders and developers. Approximately 54% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for

                                      (10)



permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

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

         The Company has limited loan losses in this area of lending through the monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

         The following table provides information concerning nonperforming assets and past-due loans.

                                  March 31,        December 31,       March 31,
                                    1998               1997             1997
  -----------------------------------------------------------------------------
                                             (dollars in thousands)

  Nonaccrual loans (1)            $  1,708           $    599         $  3,867
  Other real estate owned            4,404              4,622            1,390
                                  --------           --------         --------
    Total nonperforming assets    $  6,112           $  5,221         $  5,257
                                  ========           ========         ========

  Loans past-due 90 days or more  $    152           $     63         $    133
                                  ========           ========         ========

  ---------------------
  (1) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

         The largest component of nonperforming assets at March 31, 1998 was the Company's portfolio of other real estate owned totalling $4.4 million. At March
31, 1998, other real estate owned included a land development project consisting of 228 residential building lots with a carrying value of $3.0 million net of participations sold, a 24 unit residential condominium construction project with 18 remaining units and a carrying value of $752,000 net of participations sold, two residential condominium building sites with a carrying value of $304,000 and certain other properties acquired in satisfaction of loans. The land development project is being completed under the direction of the Company. Currently, 141 lots are under contract of sale for settlement through July 2000, and the remainder of the project is being marketed for sale. Construction of the residential condominium project is complete and 7 units are under contract of sale and are scheduled for settlement in the second quarter of 1998. The remaining units are being marketed for sale. The condominium building sites are under contract of sale for settlement in 1998.

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

                                      (11)




         Large groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans are collectively evaluated for impairment. The Company's impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due. A loan may be removed from impaired status if it has a demonstrated period of performance of at least six months and if management believes that it is probable that all amounts will be collected in accordance with the contractual terms of the loan agreement.

         Impaired loans at March 31, 1998 totalled $1.8 million and were all collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. There were no impaired loans at March 31, 1998 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

         At March 31, 1998, management had identified two loans totalling approximately $1.0 million which, while not adversely classified, had exhibited potential weaknesses. These weaknesses may at some future date result in a reduced likelihood of repayment. These loans are subject to an increased level of monitoring by management in accordance with the Company's established credit policies and procedures.


                                      (12)




Allowance for Credit Losses
---------------------------

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding;
credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At March 31, 1998 the Allowance was 1.39% of total loans, net of unearned income. The Allowance at March 31, 1998 is considered by management to be sufficient to address the possible risks in the loan portfolio given current conditions and information.

         The changes in the Allowance are presented in the following table.

                                                Three months ended March 31,
                                             ----------------------------------
                                                     1998               1997
-------------------------------------------------------------------------------
                                                      (dollars in thousands)
Allowance for credit losses--
  beginning of period                              $  3,632           $  3,293
Provision for credit losses                              84                210
Charge-offs                                             (43)              (123)
Recoveries                                                5                  8
                                                   --------           --------

Allowance for credit losses--
  end of period                                    $  3,678           $  3,388
                                                   ========           ========
Allowance as a percentage of loans
  receivable, net of unearned income                   1.39%              1.39%

Allowance as a percentage of nonperforming
  loans and loans past-due 90 days or more (1)       197.74%             84.70%
                                                   ========           ========

----------------------
(1)      There is no direct relationship between the size of the Allowance and the related provision for credit losses, and the nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

                                      (13)





                             Results of Operations
                             ---------------------

         The Company reported net income of $1.1 million for the three months ended March 31, 1998, representing diluted net income per share of $.46. Net income was $972,000 for the corresponding period in 1997, representing diluted net income per share of $.43.

Net Interest Income
-------------------

         Net interest income totalled $4.9 million for the three months ended
March 31, 1998, as compared to $4.4 million for the same period in 1997.
Improvement in net interest income was primarily the result of an increase in the average balance of loans and investment securities outstanding during the three months ended March 31,1998 as compared to the same period in 1997. Average loans outstanding, net of unearned income, increased $38.8 million or 16.2% for the three months ended March 31,1998 as compared to the same period in 1997, representing growth in the Company's commercial and second mortgage portfolios, as well as in loans originated for sale. Average investment securities and securities available-for-sale increased $20.5 million over March 31, 1997 as a result of increased investments in U.S. Treasury securities.

         The increase in net interest income due to average earning assets was mitigated by higher average balances in deposits and short-term borrowings.
Average deposits outstanding during the three months ending March 31, 1998 increased $41.5 million or 19.0% as compared to the same period in 1997, while average short-term borrowings increased $7.7 million or 33.2%. Furthermore, the net interest margin declined from 6.05% for the three months ended March 31, 1997 to 5.71% for the same period in 1998. The decline in the net interest margin was the result of competitive pressure on both loan and deposit pricing.

         The following table provides further analysis of the increase in net interest income:


                                        Three months ended March 31, 1998
                                        compared to the three months ended
                                                  March 31, 1997
--------------------------------------------------------------------------------
                                                          Increase/(Decrease)
                                                              due to (2):
                                            Increase   -------------------------
                                           (Decrease)     Rate         Volume
                                          --------------------------------------
                                                     (in thousands)

Interest income:
         Loans (1)(3)                        $  845       (105)          950
         Investment securities and
           securities available-for-sale(1)     331         14           317
         Federal funds sold                     (20)        --           (20)
                                             ------       ----         -----
               Total interest income          1,156        (91)        1,247
                                             ------       ----         -----

Interest expense:
         Deposits                               487         23           464
         Short-term borrowings                  112         19            93
                                             ------       ----         -----
               Total interest expense           599         42           557
                                             ------       ----         -----

               Net interest income           $  557       (133)          690
                                             ======       ====         =====

(1) Interest on tax exempt loans and securities is presented on a fully-taxable equivalent basis.
(2) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(3) Includes interest on loans originated for sale.


                                      (14)




Noninterest Income
------------------

         Noninterest income totalled $974,000 for the three months ended March
31, 1998 as compared to $563,000 for the corresponding period in 1997. Growth in noninterest income primarily reflected an increase in gains on sales of mortgage loans originated for sale of $350,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was a result of higher loan sale volume, as total loans sold increased from $8.6 million during the three months ended March 31, 1997 to $32.0 million for the same period in 1998. A second component of the growth in noninterest income was an increase in the cash surrender value of life insurance policies taken on key officers (excluding insurance purchases) of $59,000 for the three months ended March 31, 1998, as compared to $40,000 for the same period in 1997.

Noninterest Expense
-------------------

         Noninterest expense for the three months ended March 31, 1998 increased
$1.0 million or 32.7% over the corresponding period in 1997. The increase in noninterest expense corresponded with increased business activity, including related expansion. Specifically, salaries and employee benefits increased
$691,000 during the three month period ended March 31, 1998 as compared to the same period in 1997 and primarily represented the net addition of 27 employees since March 31, 1997. Growth in the employee base has been necessary to accommodate increased business activity, including the addition of three full-service branch facilities. Occupancy costs and equipment costs increased
$159,000 and $50,000, respectively, during the three months ended March 31, 1998 as compared to 1997, also as a result of these expansion efforts.


Tax Expense
-----------

         The Company's effective tax rate declined from 38.9% for the three months ended March 31, 1997 to 35.7% for the three months ended March 31, 1998 as the result of changes in state tax laws. The effect of the change in 1997 was recorded in the third quarter.

                                      (15)




PART II


ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5.        OTHER INFORMATION

               On March 23, 1998 the Board of Directors of the Company declared a $.14 per share cash dividend to common stockholders of record on April 13, 1998, payable April 24, 1998.


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



                                       COLUMBIA BANCORP

                                       PRINCIPAL EXECUTIVE OFFICER:


May 13, 1998                           John M. Bond, Jr.
__________________                     __________________________________
Date                                   President and
                                       Chief Executive Officer




                                       PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER:


May 13, 1998                           John A. Scaldara, Jr.
__________________                     __________________________________
Date                                   Executive Vice President,
                                       Corporate Secretary and
                                       Chief Financial Officer


                                      (17)


