Form 10-Q/A
period 1998-03-31
COLUMBIA BANCORP
filed 1998-05-22
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

        At the Company's Annual Meeting of Stockholders held April 27, 1998, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2001 Annual Meeting or until their respective successors are duly elected and qualified.

                                             Votes Cast
                                 --------------------------------------
                                    For       Withheld        Total
                                    ---       --------        -----
        Hugh F.Z. Cole, Jr.      1,602,550     2,000         1,604,550
        G. William Floyd         1,602,550     2,000         1,604,550
        Herschel L. Langenthal   1,602,550     2,000         1,604,550
        Richard E. McCready      1,602,550     2,000         1,604,550
        James R. Moxley, Jr.     1,602,550     2,000         1,604,550


        The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

        Class of 1999                   Class of 2000
        -------------                   -------------
        John M. Bond, Jr.               Anand S. Bhasin
        William L. Hermann              Garnett Y. Clark, Jr.
        Harry L. Lundy, Jr.             Robert J. Gaw
        Mary S. Scrivener               Maurice M. Simpkins
        Theodore G. Venetoulis          Robert N. Smelkinson

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