Form 10-Q
period 1998-06-30
COLUMBIA BANCORP
filed 1998-08-14
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                         Commission file number 0-24302

                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)

               Maryland                                 52-1545782
   ------------------------------------     -----------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             _____     _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,571,670 shares as of August 12, 1998.


                                      (1)

                                COLUMBIA BANCORP

                                C O N T E N T S

                                                                                                 Page
                                                                                                 ----
PART I  -  FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                             Consolidated Statements of Financial Condition as of
                                    June 30, 1998 (unaudited) and December 31, 1997              3

                             Consolidated Statements of Income for the Three Months and
                                    Six Months Ended June 30, 1998 and 1997 (unaudited)          4

                             Consolidated Statements of Cash Flows for the Six Months
                                    Ended June 30, 1998 and 1997 (unaudited)                     5

                             Notes to Condensed Consolidated Financial Statements                6
                                    (unaudited)

         Item 2.       Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations                                       8

PART II  -  OTHER INFORMATION

         Item 1.      Legal Proceedings                                                         14

         Item 2.      Changes in Securities and Use of Proceeds                                 14

         Item 3.      Defaults Upon Senior Securities                                           14

         Item 4.      Submission of Matters to a Vote of Security Holders                       14

         Item 5.      Other Information                                                         15

         Item 6.      Exhibits and Reports on Form 8-K                                          15


                                      (2)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30,             December 31,
                                                                              1998                   1997
                                                                         ----------------      -----------------
                                                                           (unaudited)
          ASSETS
          ------

Cash and due from banks                                                  $    15,778,637      $     13,497,010
Federal funds sold                                                            19,806,986             2,013,538
Investment securities ( fair value $72,346,183
          in 1998 and $65,149,749 in 1997)                                    72,168,742            64,970,889
Securities available-for-sale                                                  1,331,455             1,674,464
Residential mortgage loans originated-for-sale                                11,632,143             6,557,090
Loans:
    Commercial                                                                38,530,322            37,518,405
    Real estate development and construction                                 114,257,841           110,413,134
    Real estate mortgage:
          Residential                                                         10,404,781            11,077,563
          Commercial                                                          19,814,714            21,146,275
    Retail, principally residential equity
          lines of credit                                                     83,775,658            84,039,255
    Credit card                                                                1,615,825             1,639,070
                                                                         ---------------      ----------------
          Total loans                                                        268,399,141           265,833,702

    Less:    Unearned income, net of
                origination costs                                                582,225               640,189
             Allowance for credit losses                                       3,673,241             3,631,664
                                                                         ---------------      ----------------
          Loans, net                                                         264,143,675           261,561,849


Other real estate owned                                                        4,071,822             4,621,873
Property and equipment, net                                                    8,888,299             9,125,396
Prepaid expenses and other assets                                             10,658,257             9,429,002
                                                                         ---------------      ----------------
                 Total assets                                            $   408,480,016      $    373,451,111
                                                                         ===============      ================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Deposits:
    Noninterest-bearing demand deposits                                  $    58,512,371      $     56,584,646
    Interest-bearing deposits                                                270,619,578           256,772,797
                                                                         ---------------      ----------------
          Total deposits                                                     329,131,949           313,357,443
Short-term borrowings                                                         25,445,554            23,725,237
Long-term borrowings                                                          15,000,000                     -
Accrued expenses and other liabilities                                         2,125,306             1,983,617
                                                                         ---------------      ----------------
          Total liabilities                                                  371,702,809           339,066,297
                                                                         ---------------      ----------------

Stockholders' equity:
    Commonstock, $.01 par value per share;
          authorized 9,550,000 shares; outstanding
          4,571,670 and 4,400,330 shares,
          respectively                                                            45,716                44,003
    Additional paid in capital                                                23,696,461            22,918,578
    Retained earnings                                                         13,034,942            11,423,350
    Accumulated other comprehensive income                                            88                (1,117)
                                                                         ---------------      ----------------
             Total stockholders' equity                                       36,777,207            34,384,814
                                                                         ---------------      ----------------
                 Total liabilities and
                    stockholders' equity                                 $   408,480,016      $    373,451,111
                                                                         ===============      ================

See accompanying notes to consolidated financial statements.


                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

        For the Three Months and Six Months Ended June 30, 1998 and 1997

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                          ---------------------------           -------------------------
                                                            1998              1997              1998              1997
                                                       ---------------    --------------    --------------    --------------
                                                                 (unaudited)                          (unaudited)
Interest income:
   Loans                                               $    6,945,989     $   6,678,236     $  13,968,507     $  12,853,002
   Investment securities                                    1,058,618           770,960         2,054,234         1,433,368
   Federal funds sold                                         131,994            58,367           163,247           109,452
                                                       ---------------    --------------    --------------    --------------
            Total interest income                           8,136,601         7,507,563        16,185,988        14,395,822
                                                       ---------------    --------------    --------------    --------------
Interest expense:
   Deposits                                                 2,719,028         2,449,249         5,449,029         4,692,364
   Borrowings                                                 473,467           314,525           878,014           607,029
                                                       ---------------    --------------    --------------    --------------
            Total interest expense                          3,192,495         2,763,774         6,327,043         5,299,393
                                                       ---------------    --------------    --------------    --------------
            Net interest income                             4,944,106         4,743,789         9,858,945         9,096,429
Provision for credit losses                                    99,000           185,000           183,000           395,000
                                                       ---------------    --------------    --------------    --------------
       Net interest income after provision for
            credit losses                                   4,845,106         4,558,789         9,675,945         8,701,429
                                                       ---------------    --------------    --------------    --------------

Noninterest income:
   Gains and fees on sales of mortgage loans                  582,883           155,456         1,058,181           280,944
   Fees charged for services                                  337,165           312,603           631,603           588,506
   Other                                                      185,677           146,120           389,737           307,720
                                                       ---------------    --------------    --------------    --------------
            Total noninterest income                        1,105,725           614,179         2,079,521         1,177,170
                                                       ---------------    --------------    --------------    --------------

Noninterest expense:
   Salaries and employee benefits                           2,200,119         1,743,590         4,494,232         3,346,462
   Occupancy, net                                             441,389           341,897           920,747           662,646
   Equipment                                                  297,672           248,245           584,056           484,539
   Marketing                                                  130,081           191,087           297,833           350,759
   Data processing                                            203,026           140,934           383,719           273,663
   Cash management services                                    92,161           120,219           163,631           211,669
   Professional fees                                           65,089           127,976           145,939           179,214
   Deposit insurance premiums and assessments                  31,873            27,286            62,443            52,324
   Net expense (income) on other real estate
       owned                                                  (10,817)           (4,590)           (8,153)           19,096
   Other                                                      707,676           602,659         1,248,586         1,073,908
                                                       ---------------    --------------    --------------    --------------
            Total noninterest expense                       4,158,269         3,539,303         8,293,033         6,654,280
                                                       ---------------    --------------    --------------    --------------
Income before income taxes                                  1,792,562         1,633,665         3,462,433         3,224,319
Income tax expense                                            617,000           634,500         1,213,000         1,253,600
                                                       ---------------    --------------    --------------    --------------
            Net income                                      1,175,562           999,165         2,249,433         1,970,719
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities
        available-for-sale (losses)                              (256)            2,288             1,205             5,149
                                                       ---------------    --------------    --------------    --------------
            Comprehensive income                       $    1,175,306     $   1,001,453     $   2,250,638     $   1,975,868
                                                       ===============    ==============    ==============    ==============

Per common share data:
   Net income:  Basic                                  $         0.26  $           0.23  $           0.50  $           0.46
                Diluted                                          0.25              0.22              0.49              0.43

   Cash dividends declared                             $         0.07  $           0.06  $           0.14  $           0.12
                                                       ===============    ==============    ==============    ==============


                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30,1998 and 1997

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                        ----------------------------------------
                                                                             1998                    1997
                                                                        ---------------        -----------------
                                                                                     (unaudited)
Cash flows from operating activities:
    Net income                                                          $    2,249,433         $      1,970,719
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                       554,925                  492,219
           Provision for credit losses                                         183,000                  395,000
           Provision for losses on other real estate owned                      30,000                        -
           Gains on sales of loans                                          (1,058,181)                (280,944)
           Proceeds from the sales of residential
              mortgage loans originated-for-sale                            70,035,421               18,605,298
           Disbursements for residential mortgage loans
              originated-for-sale                                          (74,052,293)             (19,458,717)
           Decrease in unearned income, net of
               origination costs                                               (57,964)                (257,096)
           Increase in prepaid expenses and other assets                    (1,126,171)              (1,164,340)
           Increase in accrued expenses and other liabilities                  132,507                  767,040
                                                                        ---------------        -----------------
              Net cash provided by (used in) operating activities           (3,109,323)               1,069,179
                                                                        ---------------        -----------------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                    (6,913,830)             (21,175,235)
    Loan purchases                                                          (1,293,588)                (642,725)
    Loan sales                                                               5,166,982                1,527,829
    Purchases of investment securities                                     (19,592,415)             (17,981,700)
    Purchases of investment securities available-for-sale                     (157,400)                 (17,600)
    Proceeds from maturities and principal repayments
       of investment securities                                             12,412,439                3,378,188
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                           500,907                1,159,289
    Additions to other real estate owned                                      (673,469)                 (90,080)
    Sales of other real estate owned                                         1,527,094                  160,782
    Purchases of property and equipment                                       (335,507)              (1,575,749)
    Increase in cash surrender value of life insurance                        (102,575)                (971,476)
                                                                        ---------------        -----------------
           Net cash used in investing activities                            (9,461,362)             (36,228,477)
                                                                        ---------------        -----------------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                15,774,506               34,070,804
    Increase in short-term borrowings                                        1,720,317                1,048,542
    Increase in long-term borrowings                                        15,000,000                        -
    Cash dividends distributed on common stock                                (627,802)                (516,602)
    Net proceeds from stock options exercised
         and common stock exchanged                                            778,739                   73,230
                                                                        ---------------        -----------------
           Net cash provided by financing activities                        32,645,760               34,675,974
                                                                        ---------------        -----------------
Net increase (decrease) in cash and cash equivalents                        20,075,075                 (483,324)
    Cash and cash equivalents at beginning of period                        15,510,548               21,230,610
                                                                        ---------------        -----------------
    Cash and cash equivalents at end of period                          $   35,585,623         $     20,747,286
                                                                        ===============        =================

Supplemental information:
       Interest paid on deposits and borrowings                         $    6,260,913         $      5,281,712
       Income taxes paid                                                     1,290,000                1,300,000
       Transfer of loans to other real estate owned                            333,574                  942,130
                                                                        ===============        =================

See accompanying notes to consolidated financial statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information as of and for the six months ended
                      June 30, 1998 and 1997 is unaudited)

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

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management intends to adopt its provisions during 1998.

          In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of the Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management is currently evaluating SFAS No. 133 to determine its impact and to determine when management will adopt the provisions of SFAS No. 133.

         The consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statement of Income for the six months ended June 30, 1998 is not necessarily indicative of the results that will be achieved for the entire year.


                                      (6)

NOTE 2  -  PER SHARE DATA

         Information relating to the calculations of earnings per common share is summarized as follows:

                                                                        Six Months Ended June 30,
                                                        -----------------------------------------------------------
                                                                    1998                        1997
                                                        -----------------------------------------------------------
                                                            Basic         Diluted        Basic         Diluted
                                                        -------------- -------------- ------------- ---------------
      Net income                                         $2,249,433     $2,249,433     $1,970,719    $1,970,719
                                                        ===========================================================

      Weighted average shares outstanding (a)             4,486,031      4,486,031      4,299,546     4,299,546
      Dilutive securities (a)                                     -        109,892              -       257,426
                                                        -----------------------------------------------------------
      Adjusted weighted average shares used in EPS
         computation (a)                                  4,486,031      4,595,923      4,299,546     4,556,972
                                                        ===========================================================
      Net income per common share                        $     0.50     $     0.49     $     0.46    $     0.43
                                                        ===========================================================

                                                                            Three Months Ended June 30,
                                                        -----------------------------------------------------------
                                                                    1998                         1997
                                                        -----------------------------------------------------------
                                                            Basic          Diluted        Basic         Diluted
                                                        -------------- -------------- ------------- ---------------
      Net Income                                         $1,175,562      $1,175,562    $  999,165    $   999,165
                                                        ===========================================================

      Weighted average shares outstanding (a)             4,548,573       4,548,573     4,302,618      4,302,618
      Dilutive securities (a)                                     -         118,084             -        254,750
                                                        -----------------------------------------------------------
      Adjusted weighted average shares used in EPS
          computation (a)                                 4,548,573       4,666,657     4,302,618      4,557,368
                                                        ===========================================================
      Net income per  common share                       $     0.26      $     0.25    $     0.23    $      0.22
                                                        ===========================================================

----------------
(a) Weighted average shares outstanding and dilutive securities have been adjusted to reflect the two-for-one stock split-up in the form of a 100% stock dividend paid in June 1998.

NOTE 3  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 1998 whose contract amounts represent potential credit risk is as follows:

                                                               June 30,
                                                                 1998
         ------------------------------------------------------------------
                                                             (in thousands)

         Commitments to extend credit (a)                       $156,459
         Standby letters of credit                                15,418
         Limited recourse on mortgage loans sold                     354



--------------
(a) Includes unused lines of credit totalling $150.7 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $5.8 million.


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

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At June 30, 1998, total deposits were $329.1 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $310.9 million or 94.5% of total deposits. Stockholders' equity totalled $36.8 million at June 30, 1998. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At June 30, 1998, outstanding advances from the FHLB totalled $15.0 million. Collateral must be pledged to the FHLB before advances can be obtained. At June 30, 1998 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $81.9 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totalled $35.6 million or 8.7% of total assets at June 30, 1998.

                               Capital Resources
                               -----------------

      The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of June 30, 1998, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

      The following table summarizes the Company's capital ratios:

                                                                     Minimum
                                              Columbia Bancorp      Regulatory
                                               June 30, 1998       Requirements
           --------------------------------------------------------------------

           Risk-based capital ratios:
             Tier 1 capital                        11.98%             4.00%
             Total capital                         13.18              8.00

           Tier 1 capital leverage ratios           9.28              3.00



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

Loans
-----

         At June 30, 1998, the Company's loan portfolio, net of unearned income, totalled $267.8 million, or 65.6% of its total assets of $408.5 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Since December 31, 1997, total loans increased $2.6 million, or 1.0%. Real estate development and construction loans increased $3.8 million, or 3.5% since December 31, 1997. This was partially offset, however, by a decrease of $1.3 million in commercial mortgage loans, resulting from refinancing activity.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, and consisted of the following at June 30, 1998:

                                             Amount     Percent
         ------------------------------------------------------
                                         (dollars in thousands)

         Residential construction (a)       $ 50,081      43.8%
         Residential land development         48,220      42.2
         Residential land acquisition (b)      9,587       8.4
         Commercial construction               6,370       5.6
                                            --------     -----
                                            $114,258     100.0%
                                            ========     =====

-----------
(a) Includes $12.4 million of loans to individuals for construction of their primary personal residence.
(b) Includes $2.7 million of loans to individuals for the purchase of residential building lots.

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

         Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At June 30, 1998, loans to individuals for the construction of primary personal residences accounted for $12.4 million of the $50.1 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $37.7 million of residential construction loans represented loans to residential builders and developers. Approximately 34.5% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party



                                      (9)
lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at June 30, 1998, totalling $48.2 million or 42.2% of the portfolio. Generally, development loans are extended only when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of 18 months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

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

         The following table provides information concerning nonperforming assets and past-due loans.
                                 June 30,  December 31,  June 30,
                                   1998        1997        1997
   --------------------------------------------------------------
                                       (dollars in thousands)

   Nonaccrual loans (a)            $2,053     $  599      $3,431
   Other real estate owned          4,072      4,622       1,319
                                   ------     ------      ------
      Total nonperforming assets   $6,125     $5,221      $4,750
                                   ======     ======      ======
   Loans past-due 90 days or more  $   27     $   63      $  102
                                   ======     ======      ======

------------------
(a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

         The largest component of nonperforming assets at June 30, 1998 was the Company's portfolio of other real estate owned totalling $4.1 million. At June 30, 1998, other real estate owned included a land development project consisting of 214 residential building lots with a carrying value of $3.3 million net of participations sold, a 24 unit residential condominium construction project with 13 remaining units and a carrying value of $551,000 net of participations sold, one residential condominium building site with a carrying value of $158,000 and certain other properties acquired in satisfaction of loans. The land development project is being completed under the direction of the Company. Currently, 139 lots are under contract of sale for settlement through July 2000, and the remainder of the project is being marketed for sale. Construction of the residential condominium project is complete and 11 units are under contract of sale and are scheduled for settlement during 1998. The remaining units are being marketed for sale. The condominium building site is under contract of sale for settlement in 1998.

         Nonaccrual loans totalled $2.1 million at June 30, 1998 and consisted primarily of a residential construction loan totalling $1.1 million, a land acquisition loan totalling $369,000, and an acquisition and construction loan totalling $109,000. The residential construction loan was sold at auction subsequent to June 30, 1998, with settlement expected in September 1998. The Company anticipates recovery of all principal, interest and expenses.


                                      (10)

         Impaired loans at June 30, 1998 totalled $2.1 million and represented $1.7 million in residential construction and commercial nonaccrual loans and $400,000 in residential construction loans which have demonstrated weaknesses in the past. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at June 30, 1998 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses
---------------------------

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At June 30, 1998 the Allowance was 1.37% of total loans, net of unearned income. The Allowance at June 30, 1998 is considered by management to be appropriate in consideration of the possible risks in the loan portfolio given current conditions and information.

         The changes in the Allowance are presented in the following table.

                                                     Six months ended June 30,
                                                     -------------------------
                                                        1998          1997
         ---------------------------------------------------------------------
                                                      (dollars in thousands)
         Allowance for credit losses -
           beginning of period                         $ 3,632       $3,293
         Provision for credit losses                       183          395
         Charge-offs                                      (150)        (188)
         Recoveries                                          8           14
                                                       -------       ------
         Allowance for credit losses -
           end of period                               $ 3,673       $3,514
                                                       =======       ======
         Allowance as a percentage of loans
           receivable, net of unearned income             1.37%        1.37%
         Allowance as a percentage of nonperforming
           loans and loans past-due 90 days or more (a) 176.59%       99.43%
                                                       =======       ======



--------------
(a) There is no direct relationship between the size of the Allowance and the related provision for credit losses, and the nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


                                      (11)

                             RESULTS OF OPERATIONS
                             ---------------------

         The Company reported net income of $1.2 million and $2.2 million for the three months and six months ended June 30, 1998, representing diluted net income per share of $.25 and $.49, respectively. Net income was $1.0 million and $2.0 million for the corresponding periods in 1997, representing diluted net income per share of $.22 and $.43, respectively.

Net Interest Income
-------------------

         Net interest income totalled $4.9 million and $9.9 million for the three months and six months ended June 30, 1998, respectively, as compared to $4.7 million and $9.1 million for the same periods in 1997. Improvement in net interest income was primarily the result of an increase in the average balance of loans and investment securities outstanding during the three months and six months ended June 30, 1998, as compared to the same periods in 1997. Average loans outstanding, net of unearned income, increased $26.9 million or 10.6%, and $32.2 million or 13.1% for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, representing growth in the Company's commercial and second mortgage portfolios, as well as in loans originated for sale. Average investment securities and securities available-for-sale increased $18.3 million and $19.4 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, primarily as a result of increased investments in U.S. Treasury securities.

         The increase in net interest income due to increases in average earning assets was mitigated by higher average balances in deposits and borrowings. Average interest-bearing deposits outstanding during the three months and six months ended June 30, 1998 increased $34.7 million or 14.9% and $38.1 million or 16.9%, respectively, as compared to the same periods in 1997, while average borrowings increased $8.4 million or 32.2% and $8.1 million or 32.6%. Furthermore, the net interest margin declined from 6.13% and 6.12% for the three months and six months ended June 30, 1997, respectively, to 5.50% and 5.60% for the same periods in 1998. The decline in the net interest margin was the result of competitive pressure on loan pricing, which has caused the yield on loans to decrease from 10.54% for the six months ended June 30, 1997 to 10.08% for the same period in 1998. In addition, loans, the Company's highest yielding asset, on average declined as a percentage of interest-earning assets from 82.1% for the six months ended June 30, 1997 to 78.6% for the same period in 1998.


                                      (12)

The following table provides further analysis of the increase in net interest income:

                                            Six months ended June 30, 1998
                                           compared to the six months ended
                                                     June 30, 1997
                                          ----------------------------------
                                                        Increase/(Decrease)
                                                            due to (a):
                                           Increase     --------------------
                                          (Decrease)      Rate       Volume
                                          ----------------------------------
                                                       (in thousands)
Interest income:
     Loans (b)                             $1,115         $(580)       $1,695
     Investment securities and
       securities available-for-sale          621            17           604
     Federal funds sold                        54            (1)           55
                                           ------         -----        ------
         Total interest income              1,790          (564)        2,354
                                           ------         -----        ------
Interest expense:
     Deposits                                 757            11           746
     Borrowings                               271            11           260
                                           ------         -----        ------
         Total interest expense             1,028            22         1,006
                                           ------         -----        ------

         Net interest income               $  762         $(586)       $1,348
                                           ======         =====        ======


(a) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b) Includes interest on loans orginated for sale.

Noninterest Income
------------------

         Noninterest income totalled $1.1 million and $2.1 million for the three months and six months ended June 30, 1998, respectively, as compared to $614,000 and $1.1 million for the corresponding periods in 1997. Growth in noninterest income primarily reflected an increase in gains on sales of mortgage loans originated for sale of $427,000 and $777,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was a result of higher loan sale volume, as total loans sold increased from $10.0 million and $18.6 million during the three months and six months ended June 30, 1997, respectively, to $38.0 million and $70.0 million for the same periods in 1998.

Noninterest Expense
-------------------

         Noninterest expense increased $619,000 or 17.5% and $1.6 million or 24.6% for the three months and six months ended June 30, 1998, respectively, over the corresponding periods in 1997. The increase in noninterest expense corresponded with an increase in business activity, including related expansion. Specifically, salaries and employee benefits increased $457,000 and $1.1 million during the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997 and primarily represented the net addition of 14 employees since June 30, 1997. Growth in the employee base has been necessary to accommodate increased business activity, including the addition of two full-service branch facilities in June and November of 1997. Occupancy costs increased $99,000 and $258,000, equipment costs increased $49,000 and $100,000 and data processing increased $62,000 and $110,000 for the three months and six months ended June 30, 1998, respectively, as compared to 1997, also as a result of these expansion efforts.


                                      (13)

Tax Expense
-----------

         The Company's effective tax rate declined from 38.9% for the six months ended June 30, 1997 to 35.0% for the six months ended June 30, 1998 as the result of changes in state tax laws. The effect of the change in 1997 was recorded in the third quarter.

Year 2000 Action Plan
---------------------

          In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan identifies the process of which the Company will address Year 2000 related issues. It also establishes a committee, lead by senior management, assigned the responsibility to complete the Year 2000 preparations, with a targeted completion date of December 31, 1998. The plan includes several phases as follows: awareness, assessment; renovation; validation; and implementation.

         The Company relies heavily upon its third party service bureau to provide its data processing services. The Company has reviewed the Year 2000 plan established by its data processing service bureau and regularly evaluates the progress being made. In addition, the Company is working with other vendors to ensure timely completion of the Year 2000 project.

         Costs associated with the Year 2000 project will primarily include costs incurred to upgrade existing software and hardware not currently Year 2000 compliant. The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                      (14)

ITEM 5.  OTHER INFORMATION

         On May 27, 1998, the Board of Directors of the Company declared a two-for-one stock split-up in the form of a 100% stock dividend, payable on June 19, 1998 to common stockholders of record on June 9, 1998.

         On June 22, 1998, the Board of Directors of the Company declared a $.07 per share cash dividend to common stockholders of record on July 10, 1998, payable July 22, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

             Exhibit No.                                      Reference
             -----------                                      ---------

                27.0     Financial Data Schedule               Page 17

         (b) Reports on Form 8-K

             None


                                      (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLUMBIA BANCORP

                                      PRINCIPAL EXECUTIVE OFFICER:

August 13, 1998                       John M. Bond, Jr.
____________________                  ______________________
Date                                  President and
                                      Chief Executive Officer


                                      PRINCIPAL FINANCIAL AND
                                      ACCOUNTING OFFICER:

August 13, 1998                       John A. Scaldara, Jr.
____________________                  ______________________
Date                                  Executive Vice President,
                                      Corporate Secretary and
                                      Chief Financial Officer



                                      (16)