Form 10-Q
period 1998-09-30
COLUMBIA BANCORP
filed 1998-11-13
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

            For the quarterly period ended September 30, 1998
                                           ------------------

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934

            For the transition period from  ____________ to ___________


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
                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,572,132 shares as of October 31, 1998.

                                      (1)

                                COLUMBIA BANCORP

                                 C O N T E N T S

                                                                                 Page
                                                                                 ----
PART I  -  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Consolidated Statements of Financial Condition as of
                   September 30, 1998 (unaudited) and December 31, 1997            3

               Consolidated Statements of Income and Comprehensive Income for
                   the Three Months and Nine Months
                   Ended September 30, 1998 and 1997 (unaudited)                   4

               Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1998 and 1997 (unaudited)                   5

               Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                                     6
      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            8

PART II  -  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                  16

      Item 2.  Changes in Securities and Use of Proceeds                          16

      Item 3.  Defaults Upon Senior Securities                                    16

      Item 4.  Submission of Matters to a Vote of Security Holders                16

      Item 5.  Other Information                                                  16

      Item 6.  Exhibits and Reports on Form 8-K                                   16

                                      (2)

                                   PART I
ITEM 1.  FINANCIAL STATEMENTS
                      COLUMBIA BANCORP AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,    December 31,
                                                     1998            1997
                                                --------------  -------------
                                                  (unaudited)
       ASSETS
Cash and due from banks                         $   14,788,244  $  13,497,010
Federal funds sold                                  24,280,201      2,013,538
Investment securities (fair value $73,206,943
       in 1998 and $65,149,749 in 1997)             72,590,247     64,970,889
Securities available-for-sale                        4,130,814      1,674,464
Residential mortgage loans originated-for-sale      11,731,659      6,557,090
Loans:
    Commercial                                      44,461,164     37,518,405
    Real estate development and construction       109,107,256    110,413,134
    Real estate mortgage:
       Residential                                   9,779,291     11,077,563
       Commercial                                   18,878,710     21,146,275
    Retail, principally residential equity
       lines of credit                              84,935,369     84,039,255
    Credit card                                      1,512,768      1,639,070
                                                --------------  -------------
       Total loans                                 268,674,558    265,833,702
    Less: Unearned income, net of
          origination costs                            460,019        640,189
          Allowance for credit losses                3,906,652      3,631,664
                                                --------------  -------------
       Loans, net                                  264,307,887    261,561,849


Other real estate owned                              4,144,722      4,621,873
Property and equipment, net                          8,786,743      9,125,396
Prepaid expenses and other assets                   10,328,541      9,429,002
                                                --------------  -------------

            Total assets                        $  415,089,058  $ 373,451,111
                                                ==============  =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand deposits         $   53,652,431  $  56,584,646
    Interest-bearing deposits                      277,019,228    256,772,797
                                                --------------  -------------
       Total deposits                              330,671,659    313,357,443
Short-term borrowings                               29,087,767     23,725,237
Long-term borrowings                                15,000,000           -
Accrued expenses and other liabilities               2,579,214      1,983,617
                                                --------------  -------------
       Total liabilities                           377,338,640    339,066,297
                                                --------------  -------------
Stockholders' equity:
    Common stock, $.01 par value per share;
       authorized 9,550,000 shares; outstanding
       4,572,110 and 4,400,330 shares,
       respectively                                     45,721         44,003
    Additional paid in capital                      23,698,458     22,918,578
    Retained earnings                               14,006,239     11,423,350
    Accumulated other comprehensive income                 -           (1,117)
                                                --------------  -------------
         Total stockholders' equity                 37,750,418     34,384,814
                                                --------------  -------------

            Total liabilities and
               stockholders' equity             $  415,089,058  $ 373,451,111
                                                ==============  =============

See accompanying notes to consolidated financial statements.

                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
      For the Three Months and Nine Months Ended September 30, 1998 and 1997

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                           ----------------------   ------------------------
                                              1998        1997         1998         1997
                                           ----------  ----------   -----------  -----------
                                                 (unaudited)              (unaudited)
Interest income:
  Loans                                    $7,045,415  $6,943,217   $21,013,922  $19,796,219
  Investment securities                     1,226,997     876,468     3,281,231    2,309,836
  Federal funds sold                          249,487      51,177       412,734      160,629
                                           ----------  ----------   -----------  -----------
      Total interest income                 8,521,899   7,870,862    24,707,887   22,266,684
                                           ----------  ----------   -----------  -----------
Interest expense:
  Deposits                                  2,843,204   2,613,642     8,292,233    7,306,006
  Borrowings                                  535,973     420,332     1,413,987    1,027,361
                                           ----------  ----------   -----------  -----------
      Total interest expense                3,379,177   3,033,974     9,706,220    8,333,367
                                           ----------  ----------   -----------  -----------
      Net interest income                   5,142,722   4,836,888    15,001,667   13,933,317
Provision for credit losses                   334,000     234,000       517,000      629,000
                                           ----------  ----------   -----------  -----------
    Net interest income after
      provision for credit losses           4,808,722   4,602,888    14,484,667   13,304,317
                                           ----------  ----------   -----------  -----------
Noninterest income:
  Gains and fees on sales of
    mortgage loans, net of costs              482,724      86,571       836,648      217,688
  Fees charged for services                   374,228     338,995     1,005,831      927,501
  Other                                       188,922     134,364       578,659      442,084
                                           ----------  ----------   -----------  -----------
      Total noninterest income              1,045,874     559,930     2,421,138    1,587,273
                                           ----------  ----------   -----------  -----------
Noninterest expense:
  Salaries and employee benefits            2,032,892   1,716,018     5,787,327    4,890,913
  Occupancy, net                              484,827     358,044     1,405,574    1,020,690
  Equipment                                   308,586     258,444       892,642      742,983
  Marketing                                   107,049     110,729       404,882      461,488
  Data processing                             192,012     163,397       575,731      437,060
  Cash management services                     91,403     117,788       255,034      329,457
  Professional fees                           119,580     123,180       265,519      302,394
  Deposit insurance premiums and
    assessments                                31,973      28,475        94,416       80,799
  Net expense (income) on other
    real estate owned                         (30,726)    147,688       (38,879)     166,784
  Other                                       528,655     538,257     1,812,781    1,633,905
                                           ----------  ----------   -----------  -----------
      Total noninterest expense             3,866,251   3,562,020    11,455,027   10,066,473
                                           ----------  ----------   -----------  -----------
Income before income taxes                  1,988,345   1,600,798     5,450,778    4,825,117
Income tax expense                            697,000     515,400     1,910,000    1,769,000
                                           ----------  ----------   -----------  -----------
      Net income                            1,291,345   1,085,398     3,540,778    3,056,117
Other comprehensive income, net of tax:
  Unrealized gains (losses) on
    securities available-for-sale                 (88)      1,591         1,117        6,740
                                           ==========  ==========   ===========  ===========
       Comprehensive income                $1,291,257  $1,086,989   $ 3,541,895  $ 3,062,857
                                           ==========  ==========   ===========  ===========
Per common share data:
  Net income:  Basic                       $     0.28  $     0.25   $      0.78  $      0.71
               Diluted                           0.28        0.24          0.77         0.67

  Cash dividends declared                  $     0.07  $     0.06   $      0.21  $      0.18
                                           ==========  ==========   ===========  ===========

See accompanying notes to consolidated financial statements.

                                      (4)

                       COLUMBIA BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30,1998 and 1997

                                                                     Nine Months Ended
                                                                        September 30,
                                                              ------------------------------
                                                                  1998              1997
                                                              -------------     ------------
                                                                        (unaudited)
Cash flows from operating activities:
   Net income                                                 $   3,540,778     $  3,056,117
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                833,674          769,532
       Provision for credit losses                                  517,000          629,000
       Provision for losses on other real estate owned               40,925           46,000
       Gains on sales of loans                                     (836,648)        (217,688)
       Proceeds from the sales of residential
         mortgage loans originated-for-sale                     112,598,590       33,500,901
       Disbursements for residential mortgage loans
         originated-for-sale                                   (116,936,511)     (34,809,827)
       Decrease in unearned income, net of
          origination costs                                        (180,170)        (410,123)
       Increase in prepaid expenses and other assets               (762,072)        (875,310)
       Increase in accrued expenses and other liabilities           583,768           22,789
                                                              -------------     ------------
         Net cash provided by (used in) operating activities       (600,666)       1,711,391
                                                              -------------     ------------
Cash flows provided by (used in) investing activities:
   Loan disbursements in excess of principal repayments          (6,512,602)     (28,661,823)
   Loan purchases                                                (3,560,749)      (4,245,078)
   Loan sales                                                     6,656,909        2,155,421
   Purchases of investment securities                           (33,585,674)     (26,969,340)
   Purchases of investment securities available-for-sale         (3,157,400)         (17,600)
   Proceeds from maturities and principal repayments
     of investment securities                                    25,996,850        6,121,183
   Proceeds from maturities and principal repayments of
     securities available-for-sale                                  701,356        2,690,939
   Additions to other real estate owned                          (1,405,560)        (272,725)
   Sales of other real estate owned                               2,175,360          160,782
   Purchases of property and equipment                             (525,313)      (1,963,093)
   Sales of property and equipment                                   -                64,517
   Increase in cash surrender value of life insurance              (136,898)      (1,022,262)
                                                              -------------     ------------
        Net cash used in investing activities                   (13,353,721)     (51,959,079)
                                                              -------------     ------------
Cash flows provided by (used in) financing activities:
   Net increase in deposits                                      17,314,216       39,437,901
   Increase in short-term borrowings                              5,362,530       11,204,077
   Increase in long-term borrowings                              15,000,000                -
   Cash dividends distributed on common stock                      (945,203)        (776,889)
   Net proceeds from stock options exercised
        and common stock exchanged                                  780,741          127,480
                                                              -------------     ------------
        Net cash provided by financing activities                37,512,284       49,992,569
                                                              -------------     ------------
Net increase (decrease) in cash and cash equivalents             23,557,897         (255,119)
   Cash and cash equivalents at beginning of period              15,510,548       21,230,610
                                                              -------------     ------------
   Cash and cash equivalents at end of period                 $  39,068,445     $ 20,975,491
                                                              =============     ============
Supplemental information:

     Interest paid on deposits and borrowings                  $  9,650,515     $  8,288,501
     Income taxes paid                                            1,990,000        1,975,000
     Transfer of loans to other real estate owned              $    333,574     $  4,062,937
                                                               ============     ============

  See accompanying notes to consolidated financial statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the nine months
                ended September 30, 1998 and 1997 is unaudited)


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

       Certain amounts for 1997 have been reclassified to conform to the presentation for 1998.

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

       The consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statement of Income for the nine months ended September 30, 1998 is not necessarily indicative of the results that will be achieved for the entire year.

                                      (6)

NOTE 2  -  PER SHARE DATA

      Information relating to the calculations of earnings per common share is summarized as follows:

                                                        Nine Months Ended September 30,
                                                ----------------------------------------------
                                                         1998                   1997
                                                ----------------------------------------------
                                                   Basic      Diluted      Basic     Diluted
                                                ----------------------------------------------
   Net income                                   $3,540,778  $3,540,778  $3,056,117  $3,056,117
                                                ==============================================

   Weighted average shares outstanding (a)       4,514,949   4,514,949   4,309,502   4,309,502
   Dilutive securities (a)                               -     102,618           -     256,858
                                                ----------------------------------------------
   Adjusted  weighted  average shares
   used in EPS computation (a)                   4,514,949   4,617,567   4,309,502   4,566,360
                                                ==============================================
   Net income per common share                  $     0.78  $     0.77  $     0.71  $     0.67
                                                ==============================================
                                                       Three Months Ended September 30,
                                                ----------------------------------------------
                                                         1998                   1997
                                                ----------------------------------------------
                                                   Basic      Diluted      Basic     Diluted
                                                ----------------------------------------------
   Net Income                                   $1,291,345  $1,291,345  $1,085,398  $1,085,398
                                                ==============================================

   Weighted average shares outstanding (a)       4,571,841   4,571,841   4,329,096   4,329,096
   Dilutive securities (a)                               -      88,308           -     255,742
                                                ----------------------------------------------
   Adjusted weighted average shares
   used in EPS computation (a)                   4,571,841   4,660,149   4,329,096   4,584,838
                                                ==============================================
   Net income per common share                  $     0.28  $     0.28  $     0.25  $     0.24
                                                ==============================================

    --------------------
    (a) Weighted average shares outstanding and dilutive securities have been adjusted to reflect the two-for-one stock split-up in the form of a 100% stock dividend paid in June 1998.


NOTE 3  -  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

      The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 1998 whose contract amounts represent potential credit risk is as follows:

                                                          September 30,
                                                               1998
      ------------------------------------------------------------------
                                                          (in thousands)

      Commitments to extend credit (a)                       $148,397
      Standby letters of credit                                15,421
      Limited recourse on mortgage loans sold                   2,989

    --------------------
    (a) Includes unused lines of credit totalling $142.3 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $6.1 million.

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

      The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) are the Bank's deposit base and stockholders' equity. At September 30, 1998, total deposits were $330.7 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $304.4 million or 92.1% of total deposits. Stockholders' equity totalled $37.8 million at September 30, 1998. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At September 30, 1998, outstanding advances from the FHLB totalled $15.0 million. Collateral must be pledged to the FHLB before advances can be obtained. At September 30, 1998 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $80.2 million. Borrowings above the approved credit limit require special approval. In addition, liquidity is also provided through the Company's portfolio of cash, interest-bearing deposits in other banks, and federal funds sold. Such assets totalled $39.1 million or 9.4% of total assets at September 30, 1998.

                               Capital Resources

    The Federal Reserve Board has adopted risk-based guidelines for bank holding companies. As of September 30, 1998, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal bank regulatory agencies.

    The following table summarizes the Company's capital ratios:

                                                            Minimum
                                     Columbia Bancorp     Regulatory
                                    September 30, 1998    Requirements
      ----------------------------------------------------------------
      Risk-based capital ratios:
        Tier 1 capital                     11.82%            4.00%
        Total capital                      13.05             8.00

      Tier 1 capital leverage ratios        9.54             3.00

                                      (8)

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

Residential Mortgage Loans Originated-for-Sale

      Mortgage loans originated-for-sale increased $5.2 million or 78.9% from December 31, 1997 to September 30, 1998 due to lower interest rates and a corresponding increase in consumer refinancing activity.

Loans

      At September 30, 1998, the Company's loan portfolio, net of unearned income, totalled $268.2 million, or 64.6% of its total assets of $415.1 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

      Since December 31, 1997, total loans increased $2.8 million, or 1.1%. Commercial loans accounted for substantially all of the increase in total loans outstanding, increasing $6.9 million, or 18.5% since December 31, 1997. This was partially offset, however, by a decrease of $2.3 million in commercial mortgage loans and a decrease of $1.3 million in residential mortgage loans, resulting from a lower interest rate environment and a corresponding increase in refinancing activity.

      Real estate development and construction loans constitute the largest portion of the Company's lending activities, and consisted of the following at September 30, 1998:

                                                  Amount               Percent
           -------------------------------------------------------------------
                                                     (dollars in thousands)
           Residential construction (a)          $  45,570               41.8%
           Residential land development             43,599               40.0
           Residential land acquisition (b)         10,586                9.7
           Commercial construction                   9,352                8.5
                                                 ---------              -----
                                                 $ 109,107              100.0%
                                                 =========              ======

    --------------------
    (a) Includes $11.5 million of loans to individuals for construction of their primary person residence.
    (b) Includes $2.8 million of loans to individuals for the purchase of residential building lots.

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

      Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At September 30, 1998, loans to individuals for the construction of primary personal residences accounted for $11.5 million of the $45.6 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral

                                      (9)

(such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $34.1 million of residential construction loans represented loans to residential builders and developers. Approximately 62% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

      Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at September 30, 1998, totalling $43.6 million or 40.0% of the portfolio. Generally, development loans are extended only when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of 18 months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

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

      The following table provides information concerning nonperforming assets and past-due loans.

                                            September 30,     December 31,     September 30,
                                                 1998            1997              1997
           ---------------------------------------------------------------------------------
                                                         (dollars in thousands)
           Nonaccrual loans (a)               $     624        $     599         $     504
           Other real estate owned                4,145            4,622             4,576
                                              ---------        ---------         ---------
             Total nonperforming assets       $   4,769        $   5,221         $   5,080
                                              =========        =========         =========
           Loans past-due 90 days or more     $     222        $      63         $     115
                                              =========        =========         =========

     -------------------
     (a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

      The largest component of nonperforming assets at September 30, 1998 was the Company's portfolio of other real estate owned totalling $4.1 million. At September 30, 1998, other real estate owned included a land development project consisting of 207 residential building lots with a carrying value of $3.6 million net of participations sold, a 24 unit residential condominium construction project with 9 remaining units and a carrying value of $344,000 net of participations sold and one residential condominium building site with a carrying value of $158,000. The land development project is being completed under the direction of the Company. Currently, 120 lots are under contract of sale for settlement through July 2000, and the remainder of the project is being marketed for sale. Construction of the residential condominium project is complete and 8 units are under contract of sale and are scheduled for settlement during 1998. The remaining units are being marketed for sale. The condominium building site is under contract of sale for settlement in 1998.

                                      (10)

      Nonaccrual loans totalled $624,000 at September 30, 1998 and consisted primarily of a land acquisition loan totalling $349,000.

      Subsequent to September 30, 1998, the Company placed a residential construction relationship consisting of three loans totalling $2.2 million in the aggregate on nonaccrual status. The Company is secured by residential real estate in various stages of completion. Foreclosure proceedings have been scheduled for December, 1998.

      Impaired loans at September 30, 1998 totalled $814,000 and represented $382,000 in residential construction nonaccrual loans and $432,000 in residential construction and commercial loans which have demonstrated weaknesses in the past. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at September 30, 1998 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses

      The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's evaluation, monthly provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, independent consultants, bank regulatory agencies and independent accountants periodically review the loan portfolio. At September 30, 1998 the Allowance was 1.46% of total loans, net of unearned income. The Allowance at September 30, 1998 is considered by management to be appropriate in consideration of the possible risks in the loan portfolio given current conditions and information.

      The changes in the Allowance are presented in the following table.

                                                         Nine Months ended September 30,
                                                         -------------------------------
                                                             1998               1997
----------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Allowance for credit losses -
  beginning of period                                    $  3,632             $  3,293
Provision for credit losses                                   517                  629
Charge-offs                                                  (252)                (336)
Recoveries                                                     10                   38
                                                         --------             --------
Allowance for credit losses -
  end of period                                          $  3,907             $  3,624
                                                         ========             ========
Allowance as a percentage of loans
  receivable, net of unearned income                        1.46%                1.37%

Allowance as a percentage of nonperforming
  loans and loans past-due 90 days or more (a)            461.82%              585.46%
                                                         ========             ========

     ------------------
     (a) There is no direct relationship between the size of the Allowance and the related provision for credit losses, and the nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

                                      (11)

                              Results of Operations

      The Company reported net income of $1.3 million and $3.5 million for the three months and nine months ended September 30, 1998, representing diluted net income per share of $.28 and $.77, respectively. Net income was $1.1 million and $3.1 million for the corresponding periods in 1997, representing diluted net income per share of $.24 and $.67, respectively.

Net Interest Income

      Net interest income totalled $5.1 million and $15.0 million for the three months and nine months ended September 30, 1998, respectively, as compared to $4.8 million and $13.9 million for the same periods in 1997. Improvement in net interest income was primarily the result of an increase in the average balance of loans and investment securities outstanding during the three months and nine months ended September 30, 1998, as compared to the same periods in 1997. Despite an increase of only 1.1% in outstanding balances since December 31, 1997, average loans outstanding, net of unearned income, recorded an increase of $14.7 million or 5.5%, and $26.3 million or 10.4% for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, representing growth in the Company's commercial and second mortgage portfolios, as well as in loans originated for sale. Average investment securities and securities available-for-sale increased $20.0 million and $19.8 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, primarily as a result of increased investments in U.S. Treasury securities.

      The increase in net interest income due to increases in average earning assets was mitigated by higher average balances in deposits and borrowings. Average interest-bearing deposits outstanding during the three months and nine months ended September 30, 1998 increased $31.1 million or 12.8% and $35.5 million or 15.3%, respectively, as compared to the same periods in 1997, while average borrowings increased $9.4 million or 28.3% and $8.4 million or 30.5%. Furthermore, the net interest margin declined from 5.91% and 6.01% for the three months and nine months ended September 30, 1997, respectively, to 5.46% and 5.54% for the same periods in 1998. The decline in the net interest margin was the result of competitive pressure on loan pricing, which has caused the yield on loans to decrease from 10.51% for the nine months ended September 30, 1997 to 10.10% for the same period in 1998. In addition, loans, the Company's highest yielding asset, on average declined as a percentage of interest-earning assets from 81.5% for the nine months ended September 30, 1997 to 77.0% for the same period in 1998.

                                      (12)

The following table provides further analysis of the increase in net interest income:

                                          Nine months ended September 30, 1998
                                           compared to the nine months ended
                                                   September 30, 1997
------------------------------------------------------------------------------
                                                           Increase/(Decrease)
                                                               due to (a):
                                             Increase      -------------------
                                            (Decrease)       Rate      Volume
                                            ----------------------------------
                                                      (in thousands)
Interest income:
     Loans (b)                               $ 1,218        $ (795)    $ 2,013
     Investment securities and
       securities available-for-sale             971            26         945
     Federal funds sold                          252             2         250
                                             -------        ------     -------
           Total interest income               2,441          (767)      3,208
                                             -------        ------     -------

Interest expense:
     Deposits                                    986           (52)      1,038
     Borrowings                                  387           (12)        399
                                             -------        ------     -------
           Total interest expense              1,373           (64)      1,437
                                             -------        ------     -------
           Net interest income               $ 1,068        $ (703)    $ 1,771
                                             =======        ======     =======

(a) The changes in interest income and interest expense due to both rate and volume have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b) Includes interest on loans originated for sale.

Noninterest Income

      Noninterest income totalled $1.0 million and $2.4 million for the three months and nine months ended September 30, 1998, respectively, as compared to $560,000 and $1.6 million for the corresponding periods in 1997. Growth in noninterest income primarily reflected an increase in gains on sales of mortgage loans originated for sale, net of deferred costs, of $396,000 and $619,000 for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was a result of higher loan sale volume, as total mortgage loans sold increased from $14.9 million and $33.5 million during the three months and nine months ended September 30, 1997, respectively, to $42.6 million and $112.6 million for the same periods in 1998.

Noninterest Expense

      Noninterest expense increased $304,000 or 8.5% and $1.4 million or 13.8% for the three months and nine months ended September 30, 1998, respectively, over the corresponding periods in 1997. The increase in noninterest expense corresponded with an increase in business activity, including related expansion. Specifically, salaries and employee benefits increased $317,000 and $896,000 during the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 and primarily represented merit increases and the net addition of 13 employees since September 30, 1997. Growth in the employee base has been necessary to accommodate increased business activity, including the addition of a full-service branch facility in November of 1997. Occupancy costs increased $127,000 and $385,000, equipment costs increased $50,000 and $150,000 and data processing increased $29,000 and $139,000 for the three months and nine months ended September 30, 1998, respectively, as compared to 1997, also as a result of these expansion efforts. Data processing costs increased further as a result of the introduction of new products and services. These increased costs were mitigated by decreases in net expense on other real estate owned of $178,000 and $206,000 for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997, reflecting the impact of gains recorded as individual units are sold.

                                      (13)

Tax Expense

      The Company's effective tax rate declined from 36.7% for the nine months ended September 30, 1997 to 35.0% for the nine months ended September 30, 1998 as the result of an increase in investment securities exempt for state tax purposes.

Year 2000 Action Plan

       The Company, like all businesses, faces a very real challenge regarding the use of technology subsequent to the turn of the century. Specifically, many of today's computer programs are not capable of properly recognizing years after 1999. If left uncorrected, the programs could fail or provide inaccurate results. This Year 2000 issue is critically important to the Company, as well as many other businesses, given the significant reliance on computers and related software ("IT Systems") and other equipment which contain embedded microcontrollers ("Non-IT Systems"), such as elevators, HVAC systems and machinery.

      In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan identifies the process by which the Company will address Year 2000 issues. The process is systematic and includes the following phases: awareness, assessment, renovation, validation, and implementation. Senior management is responsible for implementation of the Plan and reports progress on a regular basis to the Board of Directors. Management anticipates substantial completion of the Company's Year 2000 efforts by December 31, 1998.

      As of the date of this report, the Company has completed the assessment phase of the Plan and is in various stages of the renovation, validation and implementation phases. Specifically, IT Systems and Non-IT Systems (collectively, "Systems") have been inventoried and evaluated for Year 2000 compliance. Systems which are not yet Year 2000 compliant are in the process of either renovation or replacement. In addition, all Systems have been risk-rated in order to identify those which are "mission critical" to the ongoing operation of the Company. Since the Company relies heavily on independent third-party technology companies to provide the bulk of its Systems' support and service, it is working closely with these service providers to ensure each has adopted plans to address Year 2000 issues and is progressing in accordance with their plan. The Company has no internally developed software nor any unique hardware which require customized renovation.

      Identified below are several of the "mission critical" Systems and their current status:

[check] Data processing - The Company's data processing is provided by a large national service bureau which provides similar services to over 700 banks across the country. The vendor has adopted a formal plan to address Year 2000 issues. Management is closely monitoring the vendor's progress. In October 1998, the Company converted to the vendor's data processing platform system which utilizes a four digit date field. The platform system is expected to be Year 2000 compliant essentially in its current form. The vendor is in the process of testing and certifying the system as Year 2000 compliant and anticipates completing such in February 1999.

[check] Transaction processing - The Company processes transactions on-site and transmits the related information to its data processing service provider daily. Hardware associated directly with this process has been confirmed Year 2000 compliant and software currently in use has been renovated to process utilizing a four digit date. Management expects completion of testing and validation prior to December 31, 1998.

[check] Internal wide-area network - The Company utilizes a wide-area network to provide connectivity among its various locations and to allow employees access to internal information. An assessment of hardware utilized throughout the network has been completed and all hardware identified as not Year 2000 compliant has either been scheduled for replacement in the normal course of business prior to December 31, 1999 or will be upgraded prior to December 31, 1998.

                                      (14)

[check] Federal Reserve - The Company interfaces on a daily basis with the Federal Reserve to settle balances owed and balances due based upon activity. The Federal Reserve has completed renovation of the software used in this process and the first phase of on-site testing has been completed. Additional testing is scheduled for completion prior to December 31, 1998.

[check] Telecommunications and Utilities - The Company's ability to electronically transmit and receive data to and from its data processing service provider and others subsequent to the turn of the century is entirely dependent upon its local and long distance phone companies. In addition, all of the Company's facilities are supplied power by the local gas and electric company. As of the date of this report, the phone companies and the utilities have responded to the Company's inquiries indicating that they are addressing the issues involved and expect compliance by mid-year 1999.

[check] Product and Services Automated Delivery Channels - These devices include primarily the Company's Automated Teller Machine Network, Telephone Banking system and Home Banking (personal computer) software. Upgrades to these devices necessary to become Year 2000 compliant have been identified and are scheduled to be installed and confirmed compliant prior to year-end 1998.

[check] Non-IT Systems - The bulk of the Year 2000 concerns regarding Non-IT Systems relate to the Company's banking and office facilities, whether owned or leased. Systems involved include primarily heating and air conditioning units, elevators and security systems, including but not limited to burglar and fire alarms, video cameras, time locks, etc...The Company is currently working with third-party vendors and landlords to confirm that all applicable Non-IT Systems will function without interruption with the turn of the century.

     Through September 30, 1998, the costs incurred by the Company related to Year 2000 efforts have been incurred primarily in the normal course of business with ordinary upgrade of IT Systems in order to maintain pace with technological advances. Because the Company has neither customized software nor hardware, no programming costs have been incurred. As the Company continues to pursue Year 2000 compliance, total costs could range to $200,000, much of which will be capitalized in the normal course of business with the continued purchases of advanced technology.

      While the risks associated with the Company's Year 2000 efforts are numerous, the Company believes that the "most reasonably likely" worst case scenario involves temporary interruption of telecommunication or utility services. Recognizing the possibility of a disruption in telecommunication services, the Company has developed a contingency plan which will require the delivery of critical transaction data in paper form to its data processing service provider in Milwaukee, Wisconsin. The Company's data processing service provider has the capability to capture and process the data and produce the required reports accordingly. In addition, the Company will process in an off-line mode and employ the standard off-line procedures for security purposes. In the event that utility services are unavailable, the Company will close facilities that are not functional and will open at a minimum its Ellicott City, MD facility which is supported by a diesel generator. The facility is centrally located within the Company's branch network and also houses the Company's data processing department which supports various critical functions.

      Given the progress to date and additional available resources, it is unlikely that the Company's data processing platform system will not be Year 2000 compliant upon the turn of the century. Regardless, the Company has developed a contingency plan which primarily involves manual processing and posting of transaction activity based upon year-end information downloaded and saved immediately prior to December 31, 1999.

      In addition to recognizing and addressing Year 2000 issues associated with the Company's internal IT and Non-IT systems, the Company recognizes that Year 2000 may have a potential operational and/or financial impact on commercial customers and, correspondingly, their ability to meet their financial obligations to the Company. In response, the Company has incorporated procedures to evaluate the potential impact of Year 2000 on commercial customers and the manner in which they are addressing the issues. These procedures have been applied in the Company's

                                      (15)
underwriting practices and also have been expanded to include large corporate depositors of the Company in order to mitigate potential liquidity risk. To further mitigate risk, the Company has attempted to keep all customers informed of its Year 2000 efforts through information provided in a special Year 2000 brochure mailed to all customers and the Company's customer newsletter.


PART II

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        On September 29, 1998, the Board of Directors of the Company declared a $.07 per share cash dividend to common stockholders of record on October 16, 1998, payable October 29, 1998.

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



                                        COLUMBIA BANCORP

                                        PRINCIPAL EXECUTIVE OFFICER:


November 13, 1998                       John M. Bond, Jr.
-------------------                     ----------------------------
Date                                    President and
                                        Chief Executive Officer


                                        PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER:

November 13, 1998                       John A. Scaldara, Jr.
-------------------                     ----------------------------
Date                                    Executive Vice President,
                                        Corporate Secretary and
                                        Chief Financial Officer

                                      (17)