Form 10-K
period 1998-12-31
COLUMBIA BANCORP
filed 1999-03-30
CIK 834105

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

Common Stock, par value $0.01 per share:
         Market value held by non-affiliates based on the
                             closing sales price at March 19, 1999   $65,706,228


         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share:
                     Shares outstanding at March 19, 1999              4,531,464

         Documents Incorporated by Reference:

                  Portions of Annual Report to Stockholders for Fiscal Year
                          Ended December 31, 1998, incorporated by reference into Part II.
                  Portions of Definitive Proxy Statement dated March 24, 1999, incorporated by reference into Part III.



                                 [cover page 2]


                                      (2)

TABLE OF CONTENTS

PART I                                                                                                       PAGE
Item 1 - Business.............................................................................................2

Item 2 - Properties...........................................................................................9

Item 3 - Legal Proceedings....................................................................................9

Item 4 - Submission of Matters to a Vote of Stockholders......................................................9

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters.............................................10

Item 6 - Selected Financial Data.............................................................................10

Item 7  -  Management's Discussion and Analysis of Financial Condition
and Results of Operations....................................................................................10

Item 7a - Quantitative and Qualitative Disclosures About Market Risk.........................................10

Item 8 - Financial Statements and Supplementary Data ........................................................10

                Columbia Bancorp and Subsidiary:
                    Independent Auditors' Report
                    Consolidated Statements of Condition as of
                      December 31, 1998 and 1997
                    Consolidated Statements of Income and Comprehensive Income
                      for the years ended December 31, 1998, 1997 and 1996
                    Consolidated Statements of Stockholders' Equity for the years ended
                      December 31, 1998, 1997 and 1996
                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 1998,  1997 and 1996
                    Notes to Consolidated Financial Statements

Item 9  -  Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure...................................................................................................10

PART III

Item 10 - Directors and Executive Officers of the Registrant.................................................11

Item 11 - Executive Compensation.............................................................................12

Item 12 - Security Ownership of Certain Beneficial Owners and Management.....................................12

Item 13 - Certain Relationships and Related Transactions.....................................................12

PART IV

Item 14 - Exhibits and Reports on Form 8-K...................................................................12

Signatures...................................................................................................16

                                      (1)

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987, under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and has nine branch locations in Howard County, Maryland; three branch locations in Baltimore County, Maryland; and two branch locations in Baltimore City, Maryland. The Bank also has three mortgage origination offices in Howard, Montgomery and Baltimore Counties, Maryland. At December 31, 1998, the Company had total assets of $427.3 million, total loans, net of unearned income, of $274.4 million, total deposits of $339.3 million and stockholders' equity of $38.4 million.

         The Bank is an independent, community bank which seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. These customers are primarily individuals and small- and medium-sized businesses. The Bank's business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

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

         *        Savings accounts.

         *        Certificates of deposit.

         *        Individual retirement accounts.

         * 24-hour automated teller machines with access to major network systems.

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



LENDING ACTIVITIES

         GENERAL. At December 31, 1998, the Company's loan portfolio, net of unearned income, totaled $274.4 million, representing approximately 64.2% of its total assets of $427.3 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.


         LOAN PORTFOLIO COMPOSITION. The following table sets forth the Company's loans by major categories as of December 31, 1998:

                                                 Amount      Percent
                                                ----------------------
                                                (dollars in thousands)

Commercial ..................................   $ 49,841      18.1%
Real estate - development and construction(1)    111,868      40.7
Real estate - mortgage:
  Residential ...............................      9,950       3.6
  Commercial ................................     16,280       5.9
Consumer:
  Retail (2) ................................     85,146      31.0
  Credit card ...............................      1,694        .7
                                                --------     -----
Total loans .................................   $274,779     100.0%
                                                ========     =====

---------------------
(1) At December 31, 1998, loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $16.7 million.
(2) Approximately $77.7 million were retail loans secured by the borrowers' principal residences in the form of home equity lines of credit and second mortgages.

                                      (3)

         COMMERCIAL LOANS. The Company originates secured and unsecured loans for business purposes. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 1998, $49.8 million or 18.1% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral which secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

         REAL ESTATE DEVELOPMENT AND CONSTRUCTION LOANS. Real estate development and construction loans constitute the largest portion of the Company's lending activities, and consisted of the following at December 31, 1998:

                                    Amount      Percent
                                 -----------------------
                                  (dollars in thousands)

Residential construction (1) ..   $ 50,812       45.4%
Residential land development ..     42,319       37.8
Residential land acquisition(2)     10,342        9.3
Commercial construction .......      8,395        7.5
                                  --------      -----
                                  $111,868      100.0%
                                  ========      =====

-----------
(1) Includes $14.1 million of loans to individuals for construction of primary personal residences.
(2) Includes $2.6 million of loans to individuals for the purchase of residential building lots.

         The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

         Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 1998, loans to individuals for the construction of primary personal residences accounted for $14.1 million of the $50.8 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $36.7 million of residential construction loans represented loans to residential builders and developers. Approximately 69% of the units under construction were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 1998, totaling $42.3 million or 37.8% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

                                      (4)

         The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. Such mortgage loans are generally originated under terms, conditions and documentation which permit their sale in the secondary mortgage market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 1998, $10.0 million or 3.6% of the Company's total loan portfolio consisted of residential mortgage loans.

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

         COMMERCIAL REAL ESTATE MORTGAGE LOANS. The Company also originates mortgage loans secured by commercial real estate. At December 31, 1998, $16.3 million or 5.9% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings, warehouse and general purpose business space. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities of five years or less.

         The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers.

         CONSUMER LOANS. At December 31, 1998, $86.8 million or 31.7% of the Company's total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Company primarily include home equity loans and lines of credit and second mortgages.

         Home equity loans and lines of credit are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

         POTENTIAL PROBLEM LOANS. There were no loans identified at December 31, 1998 with potential weaknesses which were not adversely classified.

                                      (5)

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

INTERSTATE BANKING

         Adequately capitalized bank holding companies, such as the Company, may acquire control of banks in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer than five years. No bank holding company may acquire more than 10% of the nationwide insured deposits or more than 30% of deposits in any state; however, states may waive the 30% limit. In addition, since June 1, 1997, banks have been permitted to branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland law permits interstate branching both by mergers and establishing new branches. The Company is unable to predict the ultimate impact of interstate banking legislation on it or its competitors.

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

         Additionally, the Act prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be


                                      (6)
properly incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies, designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance-sheet items are assigned to broad risk categories. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

         Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other intangible assets and making various other adjustments. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying perpetual preferred stock (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and (f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve Board (determined on a case by case basis or as a matter of policy after formal rule-making).

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance-sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity of more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

         The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1998 and 1997, the Company's total risk-based capital ratios were 12.7% and 12.5%, respectively, and its Tier 1 risk-based capital ratios were 11.5% and 11.3%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3.0%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of December 31, 1998 and 1997, the Company's Tier 1 leverage ratios were 9.0% and 9.3%, respectively.

         The capital adequacy guidelines explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital
                                      (7)
adequacy. While the capital guidelines do not codify a measurement framework for assessing the level of a bank's interest rate exposure, the measurement of interest rate exposure using either a supervisory model, developed by the federal bank agencies, or the bank's own internal model is a quantitative factor, among other quantitative and qualitative factors, available for use by examiners in determining the adequacy of an individual bank's capital for interest rate risk. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Qualitative factors include the adequacy of the bank's internal interest rate management. Establishment of an explicit supervisory threshold, defining a "normal" level of interest rate risk exposure is expected at some future date.

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

         The Bank is assessed by the FDIC with respect to its deposit insurance. As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $126.1 million or 39.5% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). As of December 31, 1998, the Company's FDIC insurance premium was 1.22 cents per $100 of BIF deposits and
6.10 cents per $100 of SAIF deposits.

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


GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONTROLS

         The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in the United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in "Management's Discussion and Analysis Market Risk and Interest Rate Sensitivity" on pages 21 through 23 of the 1998 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

                                      (8)

EMPLOYEES

         At December 31, 1998, the Company and the Bank had 229 employees of which 49 were officers, 197 were full-time employees and 32 were part-time employees. The Company believes its employee relations are good.



ITEM 2.  PROPERTIES

         The principal offices of the Company and the Bank are located at 10480 Little Patuxent Parkway, Columbia, Howard County, Maryland.

         At December 31, 1998, the Company owned two banking offices, one drive-through facility and an office building. These properties had a book value of $5.0 million at December 31, 1998, and the office building was producing annual rental income of $181,000. The remaining twelve banking offices and three mortgage origination offices open at December 31, 1998 were leased. The lease for the principal office of the Bank expires in 2013 (after giving effect to all renewal options), and annual rent is currently $232,000. Leases for the remaining leased banking offices and mortgage origination offices expire from 1998 through 2037 (after giving effect to all renewal options), and aggregate annual rent is currently $891,000. The Company anticipates leasing approximately 10,000 square feet in the near future to accommodate past and anticipated growth, exclusive of branch growth.



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


                                      (9)

                                     PART II



ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth by reference to the information appearing under the captions "Dividends and Common Stock" on page 47 and "Recent Common Stock Prices" on page 53 of the 1998 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.



ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 8 of the 1998 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 9 through 27 of the 1998 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 21 through 23 of the 1998 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item as to the Company and the Company's Independent Public Accountants' Report thereon is incorporated by reference to the 1998 Annual Report to Stockholders included in Exhibit 13.1, pages 28 through 51, filed herewith. The supplementary data required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Quarterly Financial Data" on page 52 of the 1998 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in nor disagreements with accountants on accounting and financial disclosure.


                                      (10)

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

         The following information is supplied with respect to Mr. Bond and to other named executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 1999.

                                           Position with the
     Name              Age                Company and the Bank
     ----              ---                --------------------

John M. Bond, Jr.      55    President, Chief Executive Officer and Treasurer of
                             the Company and the Bank.

Michael T. Galeone     50    Executive Vice President of the Bank.

Robert W. Locke        53    Executive Vice President of the Bank.

John A. Scaldara, Jr.  35    Executive Vice President, Chief Financial Officer
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

         Mr. Galeone directs the retail branch operations and consumer lending activities of the Bank. He has in excess of 20 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs, serving on the Boards of Directors of the Economic Development Authority for Howard County and the Howard County Chamber of Commerce. He is also a member of the Business Advisory Council for the Howard County Board of Education, as well as several other civic organizations. Mr. Galeone attended Temple University, Institute of Technology.

         Mr. Locke directs the commercial lending activities of the Bank. He has 20 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke is actively involved in civic and professional affairs, serving as Senior Vice Chairman of the Baltimore County Chamber of Commerce and on the Board of Directors of the Better Business Bureau. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

         Mr. Scaldara directs the accounting, finance, loan administration, cash management and transaction processing activities of the Company. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as a director of the Howard Hospital Foundation and the James Rouse Entrepreneurial Fund. Mr. Scaldara has served as Secretary of the Company and the Bank since January 14, 1991.

                                      (11)

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Executive Officers, Directors and Nominees" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.


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


            (3.2) Form of Restated By-Laws of the Company, restated as of January 26, 1998, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23402).


            (10.1) Form of the Company's 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).


            (10.1a) Amendment dated September 28, 1998 to the Company's 1987 Stock Option Plan (filed herein as Exhibit 10.1a).

                                      (12)

             (10.2) Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).


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


             (10.5a) Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-23402).


            (10.6) Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.6a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-23402).


            (10.7) Form of Employment Agreement dated February 27, 1996 with Charles C. Holman, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.7a) Amendment dated December 16, 1997 to the employment agreement dated February 27, 1996 with Charles C. Holman, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-23402).

                                      (13)

            (10.8) Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-23402).


            (10.8a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr. previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1997 (File No. 0-23402).


            (10.9) Form of Employment Agreement dated February 26, 1999 with Robert W. Locke (filed herein as Exhibit 10.9).


            (10.10) Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, (File No.
                           0-23402).


             (10.11) Data Processing agreements by and between the Bank and M&I Data Services, Inc., including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).


            (10.12) Form of the Company's 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-10231).


            (10.12a) Amendment dated September 26, 1998 to the Company's 1997 Stock Option Plan (filed herein as Exhibit 10.12a).


            (13.1)         1998 Annual Report to Stockholders (filed herein as
                           Exhibit 13.1).


            (21.1)         List of Subsidiaries of the Company

                                                     State of                     Percentage
                           Name                   Incorporation       Owned by    Ownership
                           ----                   -------------       --------    ---------
                           The Columbia              Maryland       Columbia         100%
                           Bank                                     Bancorp

                           McAlpine                  Maryland       The Columbia     100%
                           Enterprises,  Inc.                       Bank

                           Howard I, LLC             Maryland       The Columbia     100%
                                                                    Bank
                           Howard II, LLC            Maryland       The Columbia     100%
                                                                    Bank

                                      (14)

            (23.1) Consent of Independent Certified Public Accountants (filed herein as Exhibit 23.1).


            (27.1)         Financial Data Schedule (filed herein as Exhibit
                           27.1).


            (99.1) Notice of the 1999 Annual Meeting of Stockholders, Proxy Statement for the 1999 Annual Meeting of Stockholders and the 1999 Form of Proxy (filed herein as Exhibit 99.1).


b.       Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1998.


                                      (15)

SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Columbia Bancorp
                                        (Registrant)




March 29, 1999                          By:             /S/

                                         -----------------------------------
                                         John M. Bond, Jr.
                                         President, Chief Executive Officer and
                                         Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                            Title                      Date
---------                            -----                      ----

           /S/                       Chairman of the            3/29/99
--------------------------           Board
James R. Moxley, Jr.

           /S/                       Vice Chairman of           3/29/99
--------------------------           the Board
Herschel L. Langenthal


           /S/                       President, Chief           3/29/99
--------------------------           Executive Officer and
John M. Bond, Jr.                    Treasurer



           /S/                       Secretary                  3/29/99
--------------------------           and Chief Financial
John A. Scaldara, Jr.                Officer



           /S/                       Director                   3/29/99
--------------------------
Anand S. Bhasin


                                     Director                   3/29/99
--------------------------
Garnett Y. Clark, Jr.


                                      (16)

Signature                            Title                      Date
---------                            -----                      ----


           /S/                       Director                   3/29/99
--------------------------
Hugh F.Z. Cole, Jr.


           /S/                       Director                   3/29/99
--------------------------
G. William Floyd


                                     Director                   3/29/99
--------------------------
Robert J. Gaw


           /S/                       Director                   3/29/99
--------------------------
William L. Hermann


           /S/                       Director                   3/29/99
--------------------------
Charles C. Holman


           /S/                       Director                   3/29/99
--------------------------
Harry L. Lundy, Jr.


                                     Director                   3/29/99
--------------------------
Richard E. McCready


           /S/                       Director                   3/29/99
--------------------------
Mary S. Scrivener


           /S/                       Director                   3/29/99
--------------------------
Maurice M. Simpkins


           /S/                       Director                   3/29/99
--------------------------
Robert N. Smelkinson


           /S/                       Director                   3/29/99
--------------------------
Theodore G. Venetoulis


                                      (17)

                                INDEX TO EXHIBITS


 Exhibit No.                           Title of Exhibit
 -----------                           ----------------

    10.1a       Amendment dated September 28, 1998 to the 1987 Stock Option
                Plan.

    10.9        Form of Employment Agreement dated February 26, 1999 with Robert
                W. Locke.

    10.12a      Amendment dated September 28, 1998 to the 1997 Stock Option
                Plan.

    13.1        Annual Report to Stockholders for the year ended December 31,
                1998.

    23.1        Consent of Independent Certified Public Accountants.

    27.1        Financial Data Schedule.

    99.1 Notice of the 1999 Annual Meeting of Stockholders, Proxy Statement for the 1999 Annual Meeting of Stockholders and the 1999 Form of Proxy.


                                       (i)