Form 10-Q
period 1999-03-31
COLUMBIA BANCORP
filed 1999-05-17
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

               For the quarterly period ended March 31, 1999

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934

               For the transition period from            to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


           Maryland                                     52-1545782
----------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


             10480 Little Patuxent Parkway, Columbia, Maryland 21044
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 465-4800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ___       ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,504,676 shares as of May 7, 1999.


                                      (1)

                                COLUMBIA BANCORP

                                C O N T E N T S




                                                                                  Page
PART I  -  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Statements of Condition as of
                    March 31, 1999 (unaudited) and December 31, 1998                 3

                  Consolidated Statements of Income and Comprehensive Income for
                    the Three Months Ended March 31, 1999 and 1998 (unaudited)       4

                  Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 1999 and 1998 (unaudited)                        5

                  Notes to Condensed Consolidated Financial Statements
                    (unaudited)                                                      6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              8

         Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk                                                     17

PART II  -  OTHER INFORMATION

         Item 1.      Legal Proceedings                                             17

         Item 2.      Changes in Securities and Use of Proceeds                     17

         Item 3.      Defaults Upon Senior Securities                               17

         Item 4.      Submission of Matters to a Vote of Security Holders           17

         Item 5.      Other Information                                             18

         Item 6.      Exhibits and Reports on Form 8-K                              18


                                      (2)

PART I
ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in Thousands)

                                                                             March 31,            December 31,
                                                                                1999                  1998
                                                                          -----------------      ----------------
                                                                             (unaudited)
          ASSETS

Cash and due from banks                                                $           14,095     $          15,430
Federal funds sold                                                                 39,513                17,099
Investment securities ( fair value $75,405
          in 1999 and $74,308, in 1998)                                            75,205                73,782
Securities available-for-sale                                                      10,440                10,234
Residential mortgage loans originated for sale                                      3,455                17,387
Loans:
     Commercial                                                                    56,445                49,841
     Real estate development and construction                                     106,424               111,868
     Real estate mortgage:
          Residential                                                               9,744                 9,950
          Commercial                                                               17,159                16,280
     Retail, principally residential equity
          lines of credit                                                          89,100                85,146
     Credit card                                                                    1,567                 1,694
                                                                         -----------------      ----------------
          Total loans                                                             280,439               274,779
     Less:   Unearned income, net of
                origination costs                                                     221                   366
             Allowance for credit losses                                            4,086                 3,965
                                                                         -----------------      ----------------
          Loans, net                                                              276,132               270,448

Other real estate owned                                                             3,793                 4,043
Property and equipment, net                                                         8,448                 8,616
Prepaid expenses and other assets                                                  10,420                10,296
                                                                         -----------------      ----------------

                 Total assets                                          $          441,501     $         427,335
                                                                         =================      ================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                               $           66,699     $          60,372
     Interest-bearing deposits                                                    283,009               278,964
                                                                         -----------------      ----------------
          Total deposits                                                          349,708               339,336
Short-term borrowings                                                              29,962                27,012
Long-term borrowings                                                               20,000                20,000
Accrued expenses and other liabilities                                              3,223                 2,633
                                                                         -----------------      ----------------
          Total liabilities                                                       402,893               388,981
                                                                         -----------------      ----------------

Stockholders' equity:
     Common stock, $.01 par value per share; authorized 9,550,000 shares;
          outstanding 4,523,662 and 4,561,650 shares,
          respectively                                                                 45                    46
     Additional paid in capital                                                    22,818                23,491
     Retained earnings                                                             15,744                14,846
     Accumulated other comprehensive income                                             1                  (29)
                                                                         -----------------      ----------------
             Total stockholders' equity                                            38,608                38,354
                                                                         -----------------      ----------------

                 Total liabilities and
                    stockholders' equity                               $          441,501     $         427,335
                                                                         =================      ================

See accompanying notes to consolidated financial statements.


                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                             1999              1998
                                                       ---------------    -------------
                                                                   (unaudited)
Interest income:
   Loans                                             $           6,613  $         7,022
   Investment securities                                         1,233              996
   Federal funds sold                                              270               31
                                                        ---------------    -------------
            Total interest income                                8,116            8,049
                                                        ---------------    -------------
Interest expense:
   Deposits                                                      2,626            2,730
   Borrowings                                                      523              404
                                                        ---------------    -------------
            Total interest expense                               3,149            3,134
                                                        ---------------    -------------
            Net interest income                                  4,967            4,915
Provision for credit losses                                        135               84
                                                        ---------------    -------------
       Net interest income after provision for
            credit losses                                        4,832            4,831
                                                        ---------------    -------------

Noninterest income:
   Gains on sales of mortgage loans,  net of costs                 411              118
   Fees charged for services                                       372              295
   Other                                                           209              204
                                                        ---------------    -------------
            Total noninterest income                               992              617
                                                        ---------------    -------------

Noninterest expense:
   Salaries and employee benefits                                1,889            1,920
   Occupancy, net                                                  494              479
   Equipment                                                       323              286
   Data processing                                                 219              181
   Marketing                                                       124              168
   Cash management services                                         68               71
   Professional fees                                                71               81
   Net expense on other real estate owned                           40                3
   Deposit insurance                                                34               31
   Other                                                           599              558
                                                        ---------------    -------------
            Total noninterest expense                            3,861            3,778
                                                        ---------------    -------------
Income before income taxes                                       1,963            1,670
Income tax provision                                               703              596
                                                        ---------------    -------------
            Net income                                           1,260            1,074
Other comprehensive income, net of tax -
   unrealized gains on securities
        available-for-sale                                          30                1
                                                        ---------------    -------------
            Comprehensive income                     $           1,290  $         1,075
                                                        ===============    =============

Per common share data:
   Net income:  Basic                                $            0.28  $          0.24
                Diluted                                           0.27             0.23

   Cash dividends declared                           $            0.08  $          0.07
                                                        ===============    =============


See accompanying notes to consolidated financial statements.



                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,1999 and 1998
                             (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                         ----------------------------------------
                                                                              1999                    1998
                                                                         ---------------        -----------------
                                                                                     (unaudited)
Cash flows from operating activities:
    Net income                                                         $          1,260       $            1,074
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                            281                      277
           Amortization of loan fee income                                        (359)                    (480)
           Provision for credit losses                                              135                       84
           Provision for losses on other real estate owned                            -                       15
           Gains on sales of mortgage loans, net of costs                         (411)                    (118)
           Proceeds from sales of residential
              mortgage loans originated for sale                                 41,590                   31,986
           Disbursements for residential mortgage loans
              originated for sale                                              (27,247)                 (40,481)
           Loan fees deferred, net of  origination costs                            214                      522
           Decrease (increase) in prepaid expenses and other assets                 442                    (500)
           Increase in accrued expenses and other liabilities                       592                      527
                                                                         ---------------        -----------------
              Net cash provided by (used in) operating activities                16,497                  (7,094)
                                                                         ---------------        -----------------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                        (4,685)                  (3,559)
    Loan purchases                                                              (1,716)                    (386)
    Loan sales                                                                      683                    4,100
    Purchases of investment securities                                         (13,097)                  (9,257)
    Purchases of investment securities available-for-sale                         (157)                    (157)
    Proceeds from maturities and principal repayments
       of investment securities                                                  11,684                    5,199
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                                  1                      500
    Additions to other real estate owned                                          (107)                    (155)
    Sales of other real estate owned                                                401                      644
    Purchases of property and equipment                                           (123)                    (162)
    Purchase of life insurance                                                    (470)                        -
    Increase in cash surrender value of life insurance                            (115)                     (52)
                                                                         ---------------        -----------------
           Net cash used in investing activities                                (7,701)                  (3,285)
                                                                         ---------------        -----------------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                     10,372                    7,807
    Increase in short-term borrowings                                             2,950                    8,783
    Cash dividends distributed on common stock                                    (365)                    (308)
    Net proceeds from stock options and warrants
         exercised and common stock exchanged                                        44                      182
    Purchase of common stock                                                      (718)                        -
                                                                         ---------------        -----------------
           Net cash provided by financing activities                             12,283                   16,464
                                                                         ---------------        -----------------
Net increase in cash and cash equivalents                                        21,079                    6,085
    Cash and cash equivalents at beginning of period                             32,529                   15,511
                                                                         ---------------        -----------------
    Cash and cash equivalents at end of period                         $         53,608       $           21,596
                                                                         ===============        =================

Supplemental information:
       Interest paid on deposits and borrowings                        $          3,244       $            3,198
       Income taxes paid                                                             15                      125
       Transfer of loans to other real estate owned                                  44                      286
                                                                         ===============        =================

See accompanying notes to consolidated financial statements.


                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of and for the three months
                  ended March 31, 1999 and 1998 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

          The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K.

          The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and its wholly-owned subsidiaries, McAlpine Enterprises, Inc. and Howard I, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

          Certain amounts for 1998 have been reclassified to conform to the presentation for 1999.

         The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management is currently evaluating SFAS No. 133 to determine its impact and to determine when management will adopt the provisions of SFAS No. 133.



                                      (6)

NOTE 3  -  PER SHARE DATA

         Information relating to the calculations of earnings per common share is summarized as follows:

                                                                       Three Months Ended March 31,
                                                        -----------------------------------------------------------
                                                                   1999                          1998
                                                        -----------------------------------------------------------
                                                            Basic         Diluted        Basic         Diluted
                                                        -------------- -------------- ------------- ---------------
    Net income                                           $1,260,394     $1,260,394     $1,073,871    $1,073,871
                                                        ============== ============== ============= ===============

    Weighted average shares outstanding (a)               4,546,087      4,546,087      4,422,790     4,422,790
    Dilutive securities (a)                                       -         80,241              -       203,140
                                                        -------------- -------------- ------------- ---------------
    Adjusted weighted average shares used in EPS
       computation (a)                                    4,546,087      4,626,328      4,422,790     4,625,930
                                                        ============== ============== ============= ===============
    Net income per common share                          $     0.28     $     0.27     $     0.24    $     0.23
                                                        ============== ============== ============= ===============

--------------------------------
        (a) Weighted average shares outstanding and dilutive securities for 1998 have been adjusted to reflect the two-for-one stock split-up in the form of a 100% stock dividend paid in June 1998.



NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 1999 whose contract amounts represent potential credit risk is as follows:

                                                            March 31,
                                                              1999
         ------------------------------------------- ------------------------
                                                     (dollars in thousands)

         Commitments to extend credit (a)                   $160,728
         Standby letters of credit                            14,323
         Limited recourse on mortgage loans sold               3,720



----------------------------------
(a) Includes unused lines of credit totalling $157.4 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $3.3 million.






                                      (7)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS

        In addition to historical information, this quarterly report contains forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

THE COMPANY

        Columbia Bancorp (the "Company") was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of The Columbia Bank (the "Bank"). The Bank is a Maryland trust company which engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through fourteen branch banking offices, three mortgage loan origination offices and fourteen Automated Teller Machines ("ATMs"). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company considers its home market area to be Howard County, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.


REVIEW OF FINANCIAL CONDITION

Liquidity

         Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

         The Company's major sources of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 1999, total deposits were $349.7 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $322.4 million or 92.2% of total deposits. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At March 31, 1999, outstanding advances from the FHLB totalled $20.0 million. Collateral must be pledged to the FHLB before advances can be obtained. At March 31, 1999 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $77.6 million. Borrowings above the approved credit limit require special approval of the FHLB. In addition, liquidity is provided through the Company's overnight investment in federal funds sold. At March 31, 1999, federal funds sold totalled $39.5 million or 8.9% of total assets.





                                      (8)

Capital Resources

         Total stockholders' equity was $38.6 million at March 31, 1999, representing an increase of $254,000 or .7% from December 31, 1998. The growth in stockholders' equity during 1999 was primarily comprised of the earnings of the Company of $1.3 million less cash dividends declared on common stock of $362,000. In addition, during the first quarter of 1999, the Company repurchased 45,800 shares of its common stock under terms of its Stock Repurchase Program, which authorized the repurchase of up to 400,000 shares. These shares were repurchased and retired at prices ranging from $14.00 to $16.75, which reduced stockholders' equity by $718,000.

         Dividends for the first quarter of 1999 were $.08 per share, compared to $.07 per share in the first quarter of 1998.

         The following table summarizes the Company's risk-based capital ratios:

                                            Columbia Bancorp
                                     ---------------------------------        Minimum
                                      March 31,         December 31,         Regulatory
                                        1999                1998            Requirements
   --------------------------------- --------------- --------------------- --------------
   Risk-based capital ratios:
     Tier 1 capital                    11.54%                11.49%                 4.00%
     Total capital                     12.77                 12.68                  8.00

   Tier 1 leverage ratios               8.95                  9.00                  3.00


Market Risk and Interest Rate Sensitivity

         The Asset/Liability Management Committee of the Board of Directors (the "ALCO") oversees the Company's management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO's interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and funding sources to achieve an acceptable spread between the Company's return on its earning assets and its cost of funds.

         Currently, the Company does not believe that the use of derivative financial or commodity instruments and hedging strategies is appropriate in the management of its interest rate risk. Since the Company is not exposed to significant market risk from trading activities, does not utilize hedging strategies and/or off-balance-sheet management strategies, and does not have an asset and liability structure with meaningful optionability (i.e., assets and liabilities which may prepay or extend given changes in interest rates), the ALCO relies primarily on analyses of the Company's interest sensitivity gap position (i.e., interest-earning assets less interest-bearing liabilities) and internal budgets to assess interest rate risk exposure.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999 and the Company's interest sensitivity gap. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income, and during periods of

                                      (9)
falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income.

         The Company has managed its interest rate risk primarily through the origination of variable rate loans. At March 31, 1999, $203.9 million of the total loan portfolio, or 72.7%, represented variable rate loans. Of this amount, $183.7 million were loans tied to the prime rate of interest, which generally reprice either immediately upon a change in the prime rate of interest or during the month following a change. As the following table indicates, the strategy of emphasizing variable rate lending results in a positive cumulative interest sensitivity gap for all periods.

                                                                         After One
                                                        One Year         Through          After
                                                        or Less        Three Years     Three Years      Total
       --------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
       Federal funds sold                             $  39,513         $      -       $       -      $ 39,513
       Investment securities and
         securities available-for-sale                   43,769           38,098           3,778        85,645
       Loans, exclusive of nonaccrual loans             213,184           21,035          49,264       283,483
                                                ---------------------------------------------------------------
           Interest-earning assets                      296,466           59,133          53,042       408,641
                                                ---------------------------------------------------------------

       Interest-bearing deposits                        253,605           26,998           2,406       283,009
       Other borrowings                                  29,962                -          20,000        49,962
                                                ---------------------------------------------------------------
           Interest-bearing liabilities                 283,567           26,998          22,406       332,971
                                                ---------------------------------------------------------------

       Interest sensitivity gap                       $  12,899         $ 32,135       $  30,636      $ 75,670
                                                ===============================================================

       Cumulative interest sensitivity gap            $  12,899         $ 45,034       $  75,670      $ 75,670
                                                ===============================================================
       Cumulative interest
         sensitivity gap ratio                            2.92%           10.20%          17.14%
                                                =================================================

Material Changes in Financial Condition

Cash and Due from Banks:

         Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company's cash management services provided to large, sophisticated corporate customers, (which includes cash concentration activities and processing coin and currency transactions) the Company's cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.

Residential Mortgage Loans Originated for Sale:

         Mortgage loans originated for sale decreased $13.9 million or 80.1% from December 31, 1998 to March 31, 1999 due primarily to less first mortgage refinancing activity, influenced heavily by the interest rate environment.

Loans and Nonperforming Assets:

         At March 31, 1999, the Company's loan portfolio, net of unearned income, totalled $280.2 million, or 63.5% of its total assets of $441.5 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.


                                      (10)

         Since December 31, 1998, total loans increased $5.8 million, or 2.1%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing $6.6 million and $4.0 million, respectively, since December 31, 1998. This was partially offset, however, by a decrease of $5.4 million in real estate development and construction loans.

         Real estate development and construction loans continue to constitute the largest portion of the Company's lending activities, and consisted of the following at March 31, 1999:


                                                 Amount        Percent
         ------------------------------------------------------------------
                                                (dollars in thousands)

         Residential construction (a)          $  49,959          46.9%
         Residential land development             38,282          36.0
         Residential land acquisition (b)          9,434           8.9
         Commercial construction                   8,749           8.2
                                               ---------         -----
                                               $ 106,424         100.0%
                                               =========         =====

---------------------------------
         (a) Includes $12.1 million of loans to individuals for construction of primary personal residences.
         (b) Includes $2.0 million of loans to individuals for the purchase of residential building lots.


         The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single family dwellings. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

         Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At March 31, 1999, loans to individuals for the construction of primary personal residences accounted for $12.1 million of the $50.0 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $37.9 million of residential construction loans represented loans to residential builders and developers. Approximately 61% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards which permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at March 31, 1999, totalling $38.3 million or 36.0% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

         The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon



                                      (11)
the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

         The following table provides information concerning nonperforming assets and past-due loans.
                                      March 31,     December 31,     March 31,
                                         1999            1998          1998
-------------------------------------------------------------------------------
                                               (dollars in thousands)
Nonaccrual loans (a)                 $      411     $    2,995     $    1,708
Other real estate owned                   3,793          4,043          4,404
                                     ----------     ----------     ----------
   Total nonperforming assets        $    4,204     $    7,038     $    6,112
                                     ==========     ==========     ==========
Loans past-due 90 days or more       $       68     $       63     $      152
                                     ==========     ==========     ==========


         ------------------------------
         (a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan which is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.


         The largest component of nonperforming assets at March 31, 1999 was the Company's portfolio of other real estate owned totalling $3.8 million. At March 31, 1999, other real estate owned included the following properties:

o A residential development project consisting of 80 single family and 184 townhouse building lots with a carrying value of $3.5 million. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of March 31, 1999, 32 single family and 15 townhouse lots had been sold. Of the unsold lots, all single family and 110 townhouse lots are under contract of sale with a takedown schedule which runs through March 2001. The remaining lots are being marketed for sale.
o A construction project consisting of a 24 unit residential condominium building with a carrying value of $43,000. At March 31, 1999, 23 of the 24 units had been sold. The remaining unit is being marketed for sale.
o A construction project consisting of one residential condominium building pad site with a carrying value of $158,000. The property is currently under contract of sale.

         Nonaccrual loans totalled $411,000 at March 31, 1999 and consisted primarily of four real estate development and construction projects totalling $296,000.

         Impaired loans at March 31, 1999 totalled $298,000 and consisted of residential construction and commercial nonaccrual loans. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at March 31, 1999 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

         There were no loans identified at March 31, 1999 with potential weaknesses which were not adversely classified.

Allowance for Credit Losses:

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of


                                      (12)
nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the present and future economic environment. Regular review of the loan portfolio's quality is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At March 31, 1999 the Allowance was 1.46% of total loans, net of unearned income. The Allowance at March 31, 1999 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

         The changes in the Allowance are presented in the following table.


                                               Three months ended March 31,
                                               ----------------------------
                                                   1999           1998
---------------------------------------------------------------------------
                                                  (dollars in thousands)
Allowance for credit losses -
  beginning of period                            $   3,965     $    3,632
Provision for credit losses                            135             84
Charge-offs                                           (112)           (43)
Recoveries                                              98              5
                                                  --------      ---------
Allowance for credit losses -
  end of period                                  $   4,086     $    3,678
                                                  ========      =========
Allowance as a percentage of loans
  receivable, net of unearned income                 1.46%          1.39%

Allowance as a percentage of nonperforming
  loans and loans past-due 90 days or more (a)     853.03%        197.74%
                                                  ========      =========

         ----------------------------------
         (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

         The Company reported net income of $1.3 million for the three months ended March 31, 1999, representing diluted net income per share of $0.27. Net income was $1.1 million for the corresponding period in 1998, representing diluted net income per share of $0.23.


Net Interest Income

         Net interest income totalled $5.0 million for the three months ended March 31, 1999, compared to $4.9 million for the same period in 1998. Net interest income remained relatively unchanged in 1999 as compared to 1998 as increases in interest-earning assets and interest-bearing liabilities were negated by decreases in interest rates. Specifically, average interest-earning assets increased $42.9 million or 12.3% during the three months ended March 31, 1999 compared to the same period in 1998, as a result of loan growth, higher overnight investments in federal funds sold and increased investments in other debt securities. However, the weighted average yield on interest-earning assets decreased from 9.36% in the first three months of 1998 to 8.40% for the same period in 1999. Similarly, deposits and borrowings increased $31.0 million or 10.6% during the three months ended March 31, 1999 as compared to the same period in 1998. The weighted average rate paid on deposits and borrowings decreased, however, from 4.36% in the first three months of 1998 to 3.95% for the same period in 1999. The decrease in rates was the result of competitive pricing pressures and a decrease in the prime rate of interest of 75 basis points during the period between September 30 and November 18, 1998. Additional changes in net interest income resulted from a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average declined as a percentage of interest-earning assets from 79.8% at March 31, 1998 to 72.7% at March 31, 1999.



                                      (13)

         The result of increases in interest-earning assets and interest-bearing liabilities, the changes in the mix of interest-earning assets and decreases in interest rates was a decline in the net interest margin from 5.71% during the first quarter of 1998 to 5.08% during the same period of 1999.

The following table provides further analysis of the increase in net interest income.


                                           Three months ended March 31, 1999
                                           compared to the three months ended
                                                   March 31, 1998
--------------------------------------------------------------------------------
                                                         Increase/(Decrease)
                                                              due to (a):
                                         Increase      -------------------------
                                        (Decrease)       Rate          Volume
                                        ----------------------------------------
                                                (dollars in thousands)
Interest income:
    Loans (b)                           $   (409)     $  (4,887)     $   4,478
    Investment securities and
      securities available-for-sale           237              2           235
    Federal funds sold                        239          (114)           353
                                         --------      ---------      --------
          Total interest income                67        (4,999)         5,066
                                         --------      ---------      --------
Interest expense:
    Deposits                                (104)        (3,922)         3,818
    Borrowings                                119        (1,113)         1,232
                                         --------      ---------      --------
          Total interest expense               15        (5,035)         5,050
                                         --------      ---------      --------
          Net interest income           $      52     $       36     $      16
                                         ========      =========      ========

                ---------------------------
                (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
                (b)  Includes interest on loans originated for sale.


Noninterest Income

         Noninterest income totalled $1.0 million for the three months ended March 31, 1999, as compared to $617,000 for the corresponding period in 1998. Growth in noninterest income primarily reflected an increase in gains on sales of mortgage loans originated for sale, net of deferred costs, of $293,000 for the three months ended March 31, 1999, as compared to the same period in 1998. The increase was a result of higher loan sale volume, as total mortgage loans sold increased from $32.0 million during the three months ended March 31, 1998, to $41.6 million for the same period in 1999. In addition, the Company restructured the manner in which incentives are calculated and paid to mortgage originators, resulting in increased gains on sales of mortgage loans.

         Service fee income increased $77,000 in the first three months of 1999 compared to the same period in 1998 due to increased cash management income, a 10% increase in the total number of transaction accounts and increased fees collected for use of the Company's ATMs by account holders of other institutions.


Noninterest Expense

         Noninterest expense increased $83,000 or 2.2% for the three months ended March 31, 1999 as compared to the same period in 1998. Increases in expense were experienced in occupancy, equipment, data processing, deposit insurance and other noninterest expenses, reflecting general growth in business activity. These increases were mitigated by decreases in salaries and employee benefits, marketing, cash management and professional fees. None of the individual variances from 1998 to 1999 exceeded $50,000.


                                      (14)

YEAR 2000 READINESS DISCLOSURE

         The following information represents "Year 2000 Readiness Disclosure" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

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

         Identified below are several of the "mission critical" Systems and their current status:

|X| Data processing - The Company's data processing is provided by a large national service bureau which provides similar services to over 700 banks across the country. The vendor has adopted a formal plan to address Year 2000 issues. Management is closely monitoring the vendor's progress. In October 1998, the Company converted to the vendor's data processing platform system which utilizes a four digit date field. The platform system is expected to be Year 2000 compliant essentially in its current form. The vendor has completed testing and is in the process of performing a final analysis of those test results.

|X| Transaction processing - The Company processes transactions on-site and transmits the related information to its data processing service provider daily. Hardware associated directly with this process has been confirmed Year 2000 compliant and software currently in use has been renovated to process utilizing a four digit date. All testing and validation has been completed.

|X| Internal wide-area network - The Company utilizes a wide-area network to provide connectivity among its various locations and to allow employees access to internal information. An assessment of hardware utilized throughout the network has been completed and all hardware identified as not Year 2000 compliant has been scheduled for replacement in the normal course of business.

|X| Federal Reserve - The Company interfaces on a daily basis with the Federal Reserve to settle balances owed and balances due based upon activity. The Federal Reserve has completed renovation of the software used in this process and the final phase of on-site testing has been completed.


                                      (15)

|X| Telecommunications and Utilities - The Company's ability to electronically transmit and receive data to and from its data processing service provider and others is entirely dependent upon its local and long distance phone companies. In addition, all of the Company's facilities are supplied power by the local gas and electric company. As of the date of this report, the phone companies and the utilities have responded to the Company's inquiries indicating that they are addressing the issues involved and expect compliance by mid-year 1999.

|X| Product and Services Automated Delivery Channels - These devices include primarily the Company's Automated Teller Machine Network, Telephone Banking system and Home Banking (personal computer) software. Upgrades to these devices necessary to become Year 2000 compliant have been completed and confirmed compliant.

|X| Non-IT Systems - The bulk of the Year 2000 concerns regarding Non-IT Systems relate to the Company's banking and office facilities, whether owned or leased. Systems involved include primarily heating and air conditioning units, elevators and security systems, including but not limited to burglar and fire alarms, video cameras, time locks, etc. The Company is currently working with third-party vendors and landlords to confirm that all applicable Non-IT Systems will function without interruption with the turn of the century.

         Through March 31, 1999, the costs incurred by the Company related to Year 2000 efforts have been incurred primarily in the normal course of business with ordinary upgrade of IT Systems in order to maintain pace with technological advances. Costs associated with the replacement and /or upgrade of systems specifically as a result of Year 2000 have totalled $80,000 to date and are primarily related to the upgrade of ATMs and the replacement of Telephone Banking systems. Because the Company has neither customized software nor hardware, no programming costs have been incurred. As the Company continues to pursue Year 2000 compliance, total costs could range to $200,000, much of which will be capitalized in the normal course of business with the continued purchases of advanced technology.

         While the risks associated with the Company's Year 2000 efforts are numerous, the Company believes that the "most reasonably likely worst case scenario" involves temporary interruption of telecommunication or utility services. Recognizing the possibility of a disruption in telecommunication services, the Company has developed a contingency plan which will require the delivery of critical transaction data on magnetic media to its data processing service provider in Milwaukee, Wisconsin. The Company's data processing service provider has the capability to process the data and produce all required reports accordingly. In addition, the Company will process in an off-line mode and employ the standard off-line procedures for security purposes. In the event that utility services are unavailable, the Company will close facilities that are not functional and will open at a minimum its Ellicott City, MD facility which is supported by a diesel generator. The facility is centrally located within the Company's branch network and also houses the Company's data processing department which supports various critical functions.

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

         In addition to recognizing and addressing Year 2000 issues associated with the Company's internal IT and Non-IT systems, the Company recognizes that Year 2000 may have a potential operational and/or financial impact on commercial customers and, correspondingly, their ability to meet their financial obligations to the Company. In response, the Company has incorporated procedures to evaluate the potential impact of Year 2000 on commercial customers and the manner in which they are addressing the issues. These procedures have been applied in the Company's underwriting practices and also have been expanded to include large corporate depositors of the Company in order to mitigate potential liquidity risk. To further mitigate risk, the Company has attempted to keep all customers informed of its Year 2000 efforts through information provided in a special Year 2000 brochure mailed to all customers, the Company's customer newsletter and information available through the Company's internet site.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      (16)

PART II


ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held April 27, 1999, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2002 Annual Meeting or until their respective successors are duly elected and qualified.

                                                   Votes Cast
                                 ----------------------------------------------
                                       For          Withheld         Total
                                      -----         --------         -----
  John M. Bond, Jr.                3,511,973         11,040         3,523,013
  William L. Hermann               3,512,523         10,490         3,523,013
  Charles C. Holman                3,513,773          9,240         3,523,013
  Harry L. Lundy, Jr.              3,512,873         10,140         3,523,013
  James R. Moxley, III             3,447,910         75,103         3,523,013
  Mary S. Scrivener                3,513,173          9,840         3,523,013
  Theodore G. Venetoulis           3,501,159         21,854         3,523,013


      The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

      Class of 2000                             Class of 2001
      -------------                             -------------

      Anand S. Bhasin                           Hugh F.Z. Cole, Jr.
      Garnett Y. Clark, Jr.                     G. William Floyd
      Robert J. Gaw                             Herschel L. Langenthal
      Maurice M. Simpkins                       Richard E. McCready
      Robert N. Smelkinson                      James R. Moxley, Jr.


                                      (17)

ITEM 5.        OTHER INFORMATION

               On March 29, 1999, the Board of Directors of the Company declared an $.08 per share cash dividend to common stockholders of record on April 13, 1999, payable April 23, 1999.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

                       Exhibit No.                                 Reference
                       -----------                                 ---------
                       27.0     Financial Data Schedule            Page 20

               (b)     Reports on Form 8-K

                       None



                                      (18)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       COLUMBIA BANCORP

                                       PRINCIPAL EXECUTIVE OFFICER:


_______________________                ____________________________________
Date                                   President and
                                       Chief Executive Officer



                                       PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER:


_______________________                ____________________________________
Date                                   Executive Vice President,
                                       Corporate Secretary and
                                       Chief Financial Officer




                                      (19)