Form 10-Q
period 1999-06-30
COLUMBIA BANCORP
filed 1999-08-13
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

            For the quarterly period ended June 30, 1999
                                           -------------

------ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

            For the transition period from __________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,505,661 shares as of August 10, 1999.

                              COLUMBIA BANCORP

                                  CONTENTS
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Statements of Condition as of
            June 30, 1999 (unaudited) and December 31, 1998                   3

          Consolidated Statements of Income and Comprehensive Income
            for the Three Months and Six Months Ended
            June 30, 1999 and 1998 (unaudited)                                4

          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1999 and 1998 (unaudited)                                5

          Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       6

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         17

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                 17

   Item 2. Changes in Securities and Use of Proceeds                         17

   Item 3. Defaults Upon Senior Securities                                   17

   Item 4. Submission of Matters to a Vote of Security Holders               17

   Item 5. Other Information                                                 17

   Item 6. Exhibits and Reports on Form 8-K                                  17

                                      (2)

PART I  ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                       June 30,     December 31,
                                                         1999          1998
                                                       --------     ------------
                                                      (unaudited)
        ASSETS
Cash and due from banks                                 $ 17,352      $ 15,430
Federal funds sold                                        24,600        17,099
Investment securities (fair value $87,796
     in 1999 and $74,308 in 1998)                         88,118        73,782
Securities available-for-sale                             10,366        10,234
Residential mortgage loans originated for sale             4,797        17,387
Loans:
     Commercial                                           63,836        49,841
     Real estate development and construction            106,988       111,868
     Real estate mortgage:
        Residential                                       10,029         9,950
        Commercial                                        16,102        16,280
     Retail, principally residential equity lines credit  95,372        85,146
     Credit card                                           1,876         1,694
                                                       ---------     ---------
        Total loans                                      294,203       274,779
     Less:  Unearned income, net of origination cost         244           366
            Allowance for credit losses                    4,181         3,965
                                                       ---------     ---------
        Loans, net                                       289,778       270,448
     Other real estate owned                               3,462         4,043
     Property and equipment, net                           8,240         8,616
     Prepaid expenses and other assets                    10,542        10,296
                                                       ---------     ---------
            Total assets                               $ 457,255     $ 427,335
                                                       =========     =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits               $  74,628     $  60,372
     Interest-bearing deposits                           281,999       278,964
                                                       ---------     ---------
        Total deposits                                   356,627       339,336
Short-term borrowings                                     39,296        27,012
Long-term borrowings                                      20,000        20,000
Accrued expenses and other liabilities                     2,311         2,633
                                                       ---------     ---------
        Total liabilities                                418,234       388,981
                                                       ---------     ---------
Stockholders' equity:
     Common stock, $.01 par value per share;
        authorized 9,550,000 shares; outstanding
        4,571,670 and 4,561,650 shares, respectively          45            46
     Additional paid-in capital                           22,367        23,491
     Retained earnings                                    16,653        14,846
     Accumulated other comprehensive income                  (44)          (29)
                                                       ---------     ---------
        Total stockholders' equity                        39,021        38,354
                                                       ---------     ---------
            Total liabilities and stockholders         $ 457,255     $ 427,335
                                                       =========     =========

See accompanying notes to consolidated financial statements.

                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                   ---------------------    ---------------------
                                                      1999        1998         1999        1998
                                                   ---------     -------     --------    --------
                                                         (unaudited)             (unaudited)
Interest income:
   Loans                                             $ 6,684     $ 6,947     $ 13,297    $ 13,969
   Investment securities                               1,343       1,058        2,576       2,054
   Federal funds sold                                    266         132          536         163
                                                     -------     -------      -------     -------
     Total interest income                             8,293       8,137       16,409      16,186
                                                     -------     -------      -------     -------
Interest expense:
   Deposits                                            2,526       2,719        5,152       5,449
   Borrowings                                            602         474        1,125         878
                                                     -------     -------      -------     -------
     Total interest expense                            3,128       3,193        6,277       6,327
                                                     -------     -------      -------     -------
     Net interest income                               5,165       4,944       10,132       9,859
Provision for credit losses                               92          99          227         183
                                                     -------     -------      -------     -------
     Net interest income after provision
      for credit losses                                5,073       4,845        9,905       9,676
                                                     -------     -------      -------     -------
Noninterest income:
   Fees charged for services                             411         337          783         632
   Gains on sales of mortgage loans, net of costs        198         236          608         354
   Other                                                 189         186          399         390
                                                     -------     -------      -------     -------
     Total noninterest income                            798         759        1,790       1,376
                                                     -------     -------      -------     -------
Noninterest expense:
   Salaries and employee benefits                      2,082       1,894        3,971       3,814
   Occupancy, net                                        498         442          992         921
   Equipment                                             315         298          638         584
   Data processing                                       227         203          446         384
   Marketing                                             118         130          242         298
   Cash management services                              104          93          172         164
   Professional fees                                      39          65          110         146
   Net income on other real estate owned                 (50)        (11)         (10)         (8)
   Deposit insurance                                      35          31           69          62
   Other                                                 587         666        1,186       1,224
                                                     -------     -------      -------     -------
     Total noninterest expense                         3,955       3,811        7,816       7,589
                                                     -------     -------      -------     -------
Income before income taxes                             1,916       1,793        3,879       3,463
Income tax provision                                     646         617        1,349       1,213
                                                     -------     -------      -------     -------
     Net income                                        1,270       1,176        2,530       2,250
Other comprehensive income, net of tax - unrealized
   gains (losses) on securities available-for-sale       (45)          -          (15)          1
                                                     -------     -------      -------     -------
     Comprehensive income                            $ 1,225     $ 1,176      $ 2,515     $ 2,251
                                                     =======     =======      =======     =======
Per common share data:
   Net income:  Basic                                $  0.28     $  0.26      $  0.56     $  0.50
                Diluted                                 0.28        0.25         0.55        0.49
   Cash dividends declared                              0.08        0.07         0.16        0.14
                                                     =======     =======      =======     =======

See accompanying notes to consolidated financial statements.

                                      (4)

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                             (Dollars in Thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            -------------------------
                                                                              1999             1998
                                                                            --------         --------
                                                                                   (unaudited)
Cash flows from operating activities:
   Net income                                                               $  2,530         $  2,250
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             570              555
       Amortization of loan fee income                                          (700)            (919)
       Provision for credit losses                                               227              183
       Provision for losses on other real estate owned                             -               30
       Gains on sales of mortgage loans, net of costs                           (608)            (354)
       Proceeds from sales of mortgage loans originated for sale              59,279           70,035
       Disbursements for residential mortgage loans originated for sale      (46,080)         (74,756)
       Loan fees deferred, net of origination costs                              577              861
       Decrease (increase) in prepaid expenses and other assets                  336           (1,126)
       Increase (decrease) in accrued expenses and other liabilities            (318)             133
                                                                            --------         --------
         Net cash provided by (used in) operating activities                  15,813           (3,108)
                                                                            --------         --------
Cash flows provided by (used in) investing activities:
   Loan disbursments in excess of principal repayments                       (18,654)          (6,914)
   Loan purchases                                                             (3,480)          (1,294)
   Loan sales                                                                  2,656            5,167
   Purchases of investment securities                                        (13,097)         (19,592)
   Purchases of investment securities available-for-sale                        (157)            (157)
   Proceeds from maturities and principal repayments of
     investment securities                                                    11,684           12,412
   Proceeds from maturities and principal repayments of
     securities available-for-sale                                                 1              501
   Additions to other real estate owned                                         (340)            (673)
   Sales of other real estate owned                                              964            1,527
   Purchases of property and equipment                                          (205)            (336)
   Purchase of life insurance                                                   (470)               -
   Increase in cash surrender value of life insurance                           (101)            (103)
                                                                            --------         --------
     Net cash used in investing activities                                   (21,199)          (9,462)
                                                                            --------         --------
Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                   17,291           15,775
   Increase in short-term borrowings                                          12,284            1,720
   Increase in long-term borrowings                                                -           15,000
   Cash dividends distributed on common stock                                   (727)            (628)
   Net proceeds from stock options and warrants
     exercised and common stock exchanged                                        155              779
   Purchase of common stock                                                   (1,280)               -
                                                                            --------         --------
     Net cash provided by financing activities                                27,723           32,646
                                                                            --------         --------
Net increase in cash and cash equivalents                                     22,337           20,076
   Cash and cash equivalents at beginning of period                           32,529           15,511
                                                                            --------         --------
   Cash and cash equivalents at end of period                               $ 54,866         $ 35,587
                                                                            ========         ========
Supplemental information:
     Interest paid on deposits and borrowings                               $  6,420         $  6,261
     Income taxes paid                                                         1,420            1,290
     Transfer of loans to other real estate owned                                 43              334
                                                                            ========         ========

See accompanying notes to consolidated financial statements.

                                      (5)

                         COLUMBIA BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the three months and six months ended June 30, 1999 and 1998 is unaudited)


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

      The consolidated financial statements as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management is currently evaluating SFAS No. 133 to determine its impact and to determine when management will adopt the provisions of SFAS No. 133.

                                      (6)

NOTE 3  -  PER SHARE DATA

      Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                      Three Months Ended June 30,
                                          -------------------------------------------------
                                                   1999                      1998
                                          -----------------------   -----------------------
                                             Basic      Diluted        Basic      Diluted
                                          -----------------------   -----------------------
Net income                                $1,269,590   $1,269,590   $1,175,562   $1,175,562
                                          =======================   =======================
Weighted average shares outstanding        4,506,448    4,506,448    4,548,573    4,548,573
Dilutive securities                                -       69,943            -      121,540
                                          -----------------------   -----------------------
Adjusted weighted average shares used in
    EPS computation                        4,506,448    4,576,391    4,548,573    4,670,113
                                          =======================   =======================
Net income per common share               $     0.28   $     0.28    $    0.26   $     0.25
                                          =======================   =======================

                                                         Six Months Ended June 30,
                                          -------------------------------------------------
                                                   1999                      1998
                                          -----------------------   -----------------------
                                             Basic      Diluted        Basic      Diluted
                                          -----------------------   -----------------------
Net income                                $2,529,984   $2,529,984   $2,249,433   $2,249,433
                                          =======================   =======================
Weighted average shares outstanding        4,526,158    4,526,158    4,486,031    4,486,031
Dilutive securities                                -       75,063            -      111,610
                                          -----------------------   -----------------------
Adjusted weighted average shares used in
    EPS computation                        4,526,158    4,601,221    4,486,031    4,597,641
                                          =======================   =======================
Net income per common share               $     0.56   $     0.55   $     0.50   $     0.49
                                          =======================   =======================


NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

      The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 1999 whose contract amounts represent potential credit risk is as follows:

                                                 June 30,
                                                   1999
         -------------------------------------------------------
                                          (dollars in thousands)

         Commitments  to extend credit(a)        $190,621
         Standby letters of credit                 12,711
         Limited  recourse on mortgage
         loans sold                                    63

         ---------------
         (a) Includes unused lines of credit totalling $181.0 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $9.6 million.

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

THE COMPANY

      Columbia Bancorp (the "Company") was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of The Columbia Bank (the "Bank"). The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through fourteen branch banking offices, three mortgage loan origination offices and fifteen Automated Teller Machines ("ATMs"). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company considers its home market area to be Howard County, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.


REVIEW OF FINANCIAL CONDITION

Liquidity

      Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

      The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At June 30, 1999, total deposits were $356.6 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $327.0 million or 91.7% of total deposits. Also, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. At June 30, 1999, outstanding advances from the FHLB totalled $20.0 million. Collateral must be pledged to the FHLB before advances can be obtained. At June 30, 1999 the Company's approved credit limit with the FHLB was $45.0 million. However, the Company had collateral sufficient to borrow up to $93.1 million. Borrowings above the approved credit limit require special approval of the FHLB. In addition, liquidity is provided through the Company's overnight investment in federal funds sold. At June 30, 1999, federal funds sold totaled $24.6 million or 5.4% of total assets.

                                      (8)

Capital Resources

      Total stockholders' equity was $39.0 million at June 30, 1999, representing an increase of $667,000 or 1.7% from December 31, 1998. The growth in stockholders' equity during 1999 was primarily comprised of the earnings of the Company of $2.5 million less cash dividends declared on common stock of $723,000. In addition, during the first six months of 1999, the Company repurchased 85,800 shares of its common stock under terms of its Stock Repurchase Program, which authorized the repurchase of up to 400,000 shares. These shares were repurchased and retired at prices ranging from $13.50 to $16.75, which reduced stockholders' equity by $1.3 million.

      Dividends for the first six months of 1999 were $.16 per share, compared to $.14 per share in the first half of 1998.

      The following table summarizes the Company's risk-based capital ratios:


                                         Columbia Bancorp
                                     -------------------------    Minimum
                                       June 30,   December 31,  Regulatory
                                        1999          1998      Requirements
      ----------------------------------------------------------------------

      Risk-based capital ratios:
        Tier 1 capital                  11.43%      11.49%         4.00%
        Total capital                   12.65       12.68          8.00

      Tier 1 leverage ratios             8.79        9.00          3.00


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

      The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999 and the Company's interest sensitivity gap. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income, and during periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income.

                                      (9)

      The Company has managed its interest rate risk primarily through the origination of variable rate loans. At June 30, 1999, $211.8 million, or 72.1% of the total loan portfolio represented variable rate loans. Of this amount, $206.0 million were loans tied to the prime rate of interest, which generally reprice either immediately upon a change in the prime rate of interest or during the month following a change. As the following table indicates, the strategy of emphasizing variable rate lending results in a positive cumulative interest sensitivity gap for all periods.

                                                 After One
                                       One Year   Through       After
                                       or Less  Three Years  Three Years  Total
                                       -----------------------------------------
                                                (dollars in thousands)
Federal funds sold                     $ 24,600   $      -   $      -   $ 24,600
Investment securities and
  securities available-for-sale          44,608     50,105      3,771     98,484
Loans, exclusive of nonaccrual          224,438     18,867     55,373    298,678
                                       -----------------------------------------
    Interest-earning assets             293,646     68,972     59,144    421,762
                                       -----------------------------------------
Interest-bearing deposits               248,431     31,044      2,524    281,999
Other borrowings                         39,296          -     20,000     59,296
                                       -----------------------------------------
    Interest-bearing liabilities        287,727     31,044     22,524    341,295
                                       --------------------- -------------------
Interest sensitivity gap               $  5,919   $ 37,928   $ 36,620   $ 80,467
                                       =========================================
Cumulative interest sensitivity        $  5,919   $ 43,847   $ 80,467
                                       ==============================
Cumulative interest sensitivity
  gap ratio                               1.29%      9.59%     17.60%
                                       ==============================

Material Changes in Financial Condition

Cash and Due from Banks:

      Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company's cash management services provided to large, sophisticated corporate customers (which includes cash concentration activities and processing coin and currency transactions), the Company's cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.

Residential Mortgage Loans Originated for Sale:

      Mortgage loans originated for sale decreased $12.6 million or 72.4% from December 31, 1998 to June 30, 1999 due primarily to less first mortgage refinancing activity, influenced heavily by the interest rate environment.

Loans and Nonperforming Assets:

      At June 30, 1999, the Company's loan portfolio, net of unearned income, totalled $294.0 million, or 64.3% of its total assets of $457.3 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

      Since December 31, 1998, total loans increased $19.4 million, or 7.1%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing by $14.0 million and $10.2 million, respectively, since December 31, 1998. The increase in commercial loans corresponded to general business expansion, including expansion of loan origination staffing. The growth in retail loans is also the result of general business expansion as well as less mortgage refinancing activity.

                                      (10)

These increases, however, were partially offset by a decrease of $4.9 million in real estate development and construction loans.

      Real estate development and construction loans continue to constitute the largest portion of the Company's lending activities, and consisted of the following at June 30, 1999:

                                              Amount     Percent
           ------------------------------------------------------
                                           (dollars in thousands)
           Residential construction(a)       $ 47,842      44.7%
           Residential land development        38,378      35.8
           Residential land acquisition(b)      9,479       8.9
           Commercial construction             11,289      10.6
                                             --------     -----
                                             $106,988     100.0%
                                             ========     =====
           -----------
           (a) Includes $13.4 million of loans to individuals for construction of primary personal residences.
           (b) Includes $1.9 million of loans to individuals for the purchase of residential building lots.


      The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwellings. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

      Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At June 30, 1999, loans to individuals for the construction of primary personal residences accounted for $13.4 million of the $47.8 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $34.4 million of residential construction loans represented loans to residential builders and developers. Approximately 68% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

      Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at June 30, 1999, totaling $38.4 million or 35.8% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

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

                                      (11)

      The following table provides information concerning nonperforming assets and past-due loans.

                                    June 30,    December 31,      June 30,
                                      1999        1998              1998
--------------------------------------------------------------------------
                                            (dollars in thousands)

Nonaccrual loans (a)              $      321    $    2,995      $    2,053
Other real estate owned                3,462         4,043           4,072
                                  -----------   -----------     -----------
  Total nonperforming assets      $    3,783    $    7,038      $    6,125
                                  ===========   ===========     ===========

Loans past-due 90 days or more    $       36    $       63      $       27
                                  ===========   ===========     ===========

--------------
(a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

      The largest component of nonperforming assets at June 30, 1999 was the Company's portfolio of other real estate owned totaling $3.5 million. At June 30, 1999, other real estate owned included the following properties:

      o A residential development project consisting of 80 single family and 184 townhouse building lots with a carrying value of $3.3 million net of participations. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of June 30, 1999, 42 single family and 23 townhouse lots had been delivered. All remaining single family and townhouse lots are under contract of sale with a takedown schedule that runs through March 2004.
      o A construction project consisting of one residential condominium building pad site with a carrying value of $158,000. The property is currently under contract of sale.

      Nonaccrual loans totaled $321,000 at June 30, 1999 and consisted primarily of two real estate development and construction projects totaling $206,000.

      Impaired loans at June 30, 1999 totaled $212,000 and consisted of three residential development and construction nonaccrual loans. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at June 30, 1999 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

      There were no loans identified at June 30, 1999 with potential weaknesses that were not adversely classified.

Allowance for Credit Losses:

      The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At June 30, 1999, the Allowance was 1.42% of total loans, net of unearned income. The

                                      (12)

Allowance at June 30, 1999 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

      The changes in the Allowance are presented in the following table.

                                                  Six months ended June 30,
                                                  -------------------------
                                                    1999            1998
---------------------------------------------------------------------------
                                                   (dollars in thousands)

Allowance for credit losses -
   beginning of period                            $  3,965        $   3,632
Provision for credit losses                            227              183
Charge-offs                                           (141)            (150)
Recoveries                                             130                8
                                                  --------        ---------

Allowance for credit losses -
   end of period                                  $  4,181        $   3,673
                                                  ========        =========

Allowance as a percentage of loans
   receivable, net of unearned income                 1.42%            1.37%

Allowance as a percentage of nonperforming
   loans and loans past-due 90 days or more(a)     1171.15%          176.59%
                                                 =========        =========

--------------
(a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

      The Company reported net income of $1.3 million and $2.5 million for the three months and six months ended June 30, 1999, representing diluted net income per share of $0.28 and $0.55, respectively. Net income was $1.2 million and $2.3 million for the corresponding periods in 1998, representing diluted net income per share of $0.25 and $0.49, respectively.

Net Interest Income

      Net interest income totaled $5.2 million and $10.1 million for the three months and six months ended June 30, 1999, compared to $4.9 million and $9.9 million for the same periods in 1998. Net interest income increased minimally in 1999 as compared to 1998 as increases in interest-earning assets and interest-bearing liabilities were negated by decreases in interest rates. Specifically, average interest-earning assets increased $49.1 million or 13.6% and $48.3 million or 13.6% during the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998, as a result of loan growth, higher overnight investments in federal funds sold and increased investments in other debt securities. However, the weighted average yield on interest-earning assets decreased from 9.05% and 9.19% in the three months and six months ended June 30, 1998, respectively, to 8.11% and 8.20% for the same periods in 1999. Similarly, average deposits and borrowings increased $31.7 million or 10.5% and $33.7 or 11.4% during the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The weighted average rate paid on deposits and borrowings decreased, however, from 4.24% and 4.30% in the three months and six months ended June 30, 1998 to 3.76% and 3.83% for the same periods in 1999. The decrease in rates was the result of competitive pricing pressures and a decrease in the prime rate of interest of 75 basis points during the period between September 30 and November 18, 1998. Additional changes in net interest income resulted from a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average declined as a percentage of interest-earning assets from 75.1% at June 30, 1998 to 70.0% at June 30, 1999.

                                      (13)

      The result of increases in interest-earning assets and interest-bearing liabilities, the changes in the mix of interest-earning assets and decreases in interest rates was a decline in the net interest margin from 5.50% and 5.60% during the three months and six months ended June 30, 1998, respectively, to 5.05% and 5.07% during the same periods of 1999.

      The following table provides further analysis of the increase in net interest income.

                                        Six months ended June 30, 1999
                                       compared to the six months ended
                                                June 30, 1998
-----------------------------------------------------------------------
                                                    Increase/(Decrease)
                                                        due to (a):
                                       Increase     -------------------
                                       (Decrease)    Rate       Volume
                                     ----------------------------------
                                           (dollars in thousands)

Interest income:
  Loans  (b)                         $  (672)       $ (2,905)   $ 2,233
  Investment securities and
     securities available-for-sale       522             (75)       597
  Federal funds sold                     373            (118)       491
                                       ------         -------     ------
       Total interest income             223          (3,098)     3,321
                                       ------         -------     ------

Interest expense:
  Deposits                              (297)         (2,202)     1,905
  Borrowings                             247            (516)       763
                                       ------         -------     ------
       Total interest expense            (50)         (2,718)     2,668
                                       ------         -------     ------

       Net interest income           $   273        $   (380)   $   653
                                       ======         =======     ======

--------------
(a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b) Includes interest on loans originated for sale.

Noninterest Income

      Noninterest income totaled $798,000 and $1.8 million for the three months and six months ended June 30, 1999, respectively, as compared to $759,000 and $1.4 million for the corresponding periods in 1998. The $39,000 growth in noninterest income during the second quarter of 1999 as compared to the same quarter of 1998 was due to an increase in fees charged for services of $74,000, offset by a decrease of $38,000 in net gains on the sales of mortgage loans. Noninterest income increased $414,000 during the six months ended June 30, 1999 compared to the same period of 1998 due to increases of $151,000 and $254,000 in fees charged for services and net gains on the sales of mortgage loans, respectively.

      Service fee income increased in the three months and six months ended June 30, 1999 compared to the same periods in 1998 due to increased cash management income, a 7% increase in the total number of transaction accounts and increased fees collected for use of the Company's ATMs by account holders of other institutions.

      Net gains on the sales of mortgage loans decreased $38,000 for the three months ended June 30, 1999 as compared to the same period in 1998 due to a $20.3 million or 53.5% decrease in the volume of loans sold. For the six months ended June 30, 1999, the gain on sales exceeded the amount recorded during the same period in 1998 by $254,000, in spite of a year-to-date decrease in the volume of loans sold of $10.7 million or 15.4%. This recovery was due primarily to the implementation of a revised commission system, which decreased the amount of the incentives paid to mortgage originators, resulting in increased net gains on sales of mortgage loans.

                                      (14)

Noninterest Expense

      Noninterest expense increased $144,000 or 3.8% and $227,000 or 3.0% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. A significant portion of these increases in noninterest expense was due to increases in salaries and benefits of $188,000 and $157,000 for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. Salaries and benefits increased primarily as a result of a net increase of eleven full time equivalent employees from June 30, 1998 to June 30, 1999.

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

      As of the date of this report, the Company has completed all phases of the Plan. In addition, all Systems have been risk-rated in order to identify those that are "mission critical" to the ongoing operation of the Company. Since the Company relies heavily on independent third-party technology companies to provide the bulk of its Systems' support and service, it is working closely with these service providers to ensure each has adopted plans to address Year 2000 issues and is progressing in accordance with their plan. The Company has neither internally developed software nor any unique hardware which require customized renovation.

      Identified below are several of the "mission critical" Systems and their current status:

o Data processing - The Company's data processing is provided by a large national service bureau that provides similar services to over 700 banks across the country. The vendor has adopted a formal plan to address Year 2000 issues. Management is closely monitoring the vendor's progress. In October 1998, the Company converted to the vendor's data processing platform system that utilizes a four-digit date field. The platform system is expected to be Year 2000 compliant essentially in its current form. The vendor has completed testing and is in the process of finalizing year-end event planning.

o Transaction processing - The Company processes transactions on-site and transmits the related information to its data processing service provider daily. Hardware associated directly with this process has been confirmed Year 2000 compliant and software currently in use has been renovated to process utilizing a four-digit date. All testing and validation has been completed.

                                      (15)

o Internal wide-area network - The Company utilizes a wide-area network to provide connectivity among its various locations and to allow employees access to internal information. An assessment of hardware utilized throughout the network has been completed and all hardware identified as not Year 2000 compliant has been renovated or replaced.

o Federal Reserve - The Company interfaces on a daily basis with the Federal Reserve to settle balances owed and balances due based upon activity. The Federal Reserve has completed renovation of the software used in this process and the final phase of on-site testing has been completed.

o Telecommunications and Utilities - The Company's ability to electronically transmit and receive data to and from its data processing service provider and others is entirely dependent upon its local and long distance telephone companies. In addition, all of the Company's facilities are supplied power by the local gas and electric company. As of the date of this report, the phone companies and the utilities have responded to the Company's inquiries indicating that they are addressing the issues involved and expect compliance by mid-year 1999.

o Product and Services Automated Delivery Channels - These devices include primarily the Company's Automated Teller Machine Network, Telephone Banking system and Home Banking (personal computer) software. Upgrades to these devices necessary to become Year 2000 compliant have been completed and confirmed compliant.

o Non-IT Systems - The bulk of the Year 2000 concerns regarding Non-IT Systems relate to the Company's banking and office facilities, whether owned or leased. Systems involved include primarily heating and air conditioning units, elevators and security systems, including but not limited to burglar and fire alarms, video cameras, time locks, etc. The Company is currently working with third-party vendors and landlords to confirm that all applicable Non-IT Systems will function without interruption with the turn of the century.

      Through June 30, 1999, the costs incurred by the Company related to Year 2000 efforts have been incurred primarily in the normal course of business with ordinary upgrade of IT Systems in order to maintain pace with technological advances. Costs associated with the replacement and/or upgrade of systems specifically as a result of Year 2000 have totaled $80,000 to date and are primarily related to the upgrade of ATMs and the replacement of Telephone Banking systems. Because the Company has neither customized software nor hardware, no programming costs have been incurred.

      While the risks associated with the Company's Year 2000 efforts are numerous, the Company believes that the "most reasonably likely worst case scenario" involves temporary interruption of telecommunication or utility services. Recognizing the possibility of a disruption in telecommunication services, the Company has developed a contingency plan that will require the delivery of critical transaction data on magnetic media to its data processing service provider in Milwaukee, Wisconsin. The Company's data processing service provider has the capability to process the data and produce all required reports accordingly. In addition, the Company will process in an off-line mode and employ the standard off-line procedures for security purposes. In the event that utility services are unavailable, the Company will close facilities that are not functional and will open at a minimum its Ellicott City, MD facility, which is supported by a diesel generator. The facility is centrally located within the Company's branch network and houses the Company's data processing department that supports various critical functions.

      Given the progress to date and additional available resources, it is unlikely that the Company's data processing platform system will not be Year 2000 compliant upon the turn of the century. Regardless, the Company has developed a contingency plan that primarily involves manual processing and posting of transaction activity based upon year-end information downloaded and saved immediately prior to December 31, 1999.

      In addition to recognizing and addressing Year 2000 issues associated with the Company's internal IT and Non-IT systems, the Company recognizes that Year 2000 may have a potential

                                      (16)
operational and/or financial impact on commercial customers and, correspondingly, their ability to meet their financial obligations to the Company. In response, the Company has incorporated procedures to evaluate the potential impact of Year 2000 on commercial customers and the manner in which they are addressing the issues. These procedures have been applied in the Company's underwriting practices and also have been expanded to include large corporate depositors of the Company in order to mitigate potential liquidity risk. To further mitigate risk, the Company has attempted to keep all customers informed of its Year 2000 efforts through information provided in a special Year 2000 brochure mailed to all customers, the Company's customer newsletter and information available through the Company's internet site. As Year 2000 approaches, the Company will carefully monitor its liquidity position and, if necessary, access available alternative sources of liquidity in order to meet funding needs through Year 2000 and beyond.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

    On June 28, 1999, the Board of Directors of the Company declared an $.08 per share cash dividend to common stockholders of record on July 13, 1999, payable July 28, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

             Exhibit No.                               Reference
             -----------                               ---------

             27.0  Financial Data Schedule              Page 19

          (b) Reports on Form 8-K

              None

                                      (17)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COLUMBIA BANCORP

                                        PRINCIPAL EXECUTIVE OFFICER:

August 13, 1999                         /s/ John M. Bond, Jr.
------------------------                ----------------------------------
Date:                                   President and
                                        Chief Executive Officer




                                        PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER:

August 13, 1999                         /s/ John A. Scaldara, Jr.
------------------------                ----------------------------------
Date:                                   Executive Vice President,
                                        Corporate Secretary and
                                        Chief Financial Officer


                                      (18)