Form 10-Q
period 1999-09-30
COLUMBIA BANCORP
filed 1999-11-15
CIK 834105

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

          For the transition period from  _______________ to ______________

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


          Maryland                                    52-1545782
----------------------------------      --------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,506,035 shares as of November 9, 1999.

                                COLUMBIA BANCORP

                                    CONTENTS
                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Condition as of
        September 30, 1999 (unaudited) and December 31, 1998                 3

        Consolidated Statements of Income and Comprehensive Income
        for the Three Months and Nine Months Ended
        September 30, 1999 and 1998 (unaudited)                              4

        Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1999 and 1998 (unaudited)                              5

        Notes to Consolidated Financial Statements
        (unaudited)                                                          6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                9

Item 3. Quantitative and Qualitative Disclosures about Market Risk          20

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                           20

        Item 2. Changes in Securities and Use of Proceeds                   20

        Item 3. Defaults Upon Senior Securities                             20

        Item 4. Submission of Matters to a Vote of Security Holders         20

        Item 5. Other Information                                           20

        Item 6. Exhibits and Reports on Form 8-K                            20


                                      (2)

PART I ITEM 1. FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                            September 30,  December 31,
                                                                1999          1998
                                                            -------------  ------------
                                                            (unaudited)
                     ASSETS
Cash and due from banks                                       $  19,929    $  15,430
Federal funds sold                                                4,451       17,099
Investment securities (fair value $98,014
     in 1999 and $74,308 in 1998)                                98,624       73,782
Securities available-for-sale                                    11,095       10,234
Residential mortgage loans originated for sale                    2,994       17,387
Loans:
     Commercial                                                  75,193       49,841
     Real estate development and construction                    98,469      111,868
     Real estate mortgage:
          Residential                                            10,078        9,950
          Commercial                                             19,916       16,280
     Retail, principally residential equity lines of credit      99,629       85,146
     Credit card                                                  2,120        1,694
                                                              ---------    ---------
          Total loans                                           305,405      274,779
     Less: Unearned income, net of origination costs                 66          366
           Allowance for credit losses                            4,227        3,965
                                                              ---------    ---------
          Loans, net                                            301,112      270,448
     Other real estate owned                                      3,086        4,043
     Property and equipment, net                                  8,114        8,616
     Prepaid expenses and other assets                           10,682       10,296
                                                              ---------    ---------
          Total assets                                        $ 460,087    $ 427,335
                                                              =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $  70,914    $  60,372
     Interest-bearing deposits                                  283,110      278,964
                                                              ---------    ---------
          Total deposits                                        354,024      339,336
Short-term borrowings                                            43,660       27,012
Long-term borrowings                                             20,000       20,000
Accrued expenses and other liabilities                            2,492        2,633
                                                              ---------    ---------
          Total liabilities                                     420,176      388,981
                                                              ---------    ---------
Stockholders' equity:
     Common stock, $.01 par value per share;
          authorized 10,000,000 shares; outstanding
          4,506,035 and 4,561,650 shares, respectively               45           46
     Additional paid-in capital                                  22,370       23,491
     Retained earnings                                           17,629       14,846
     Accumulated other comprehensive income                        (133)         (29)
                                                              ---------    ---------
          Total stockholders' equity                             39,911       38,354
                                                              ---------    ---------
          Total liabilities and stockholders' equity          $ 460,087    $ 427,335
                                                              =========    =========

See accompanying notes to consolidated financial statements.


                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                             (dollars in thousands)


                                                            Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                            --------------------   ---------------------
                                                             1999          1998       1999         1998
                                                            --------    --------    --------    --------
                                                                 (unaudited)             (unaudited)
Interest income:
     Loans                                                  $  7,083    $  7,045    $ 20,380    $ 21,014
     Investment securities                                     1,603       1,227       4,179       3,281
     Federal funds sold                                          100         250         636         413
                                                            --------    --------    --------    --------
          Total interest income                                8,786       8,522      25,195      24,708
                                                            --------    --------    --------    --------
Interest expense:
     Deposits                                                  2,509       2,843       7,661       8,292
     Borrowings                                                  706         536       1,831       1,414
                                                            --------    --------    --------    --------
          Total interest expense                               3,215       3,379       9,492       9,706
                                                            --------    --------    --------    --------
          Net interest income                                  5,571       5,143      15,703      15,002
Provision for credit losses                                       63         334         290         517
                                                            --------    --------    --------    --------
          Net interest income after provision
               for credit losses                               5,508       4,809      15,413      14,485
                                                            --------    --------    --------    --------
Noninterest income:
     Fees charged for services                                   452         374       1,235       1,006
     Gains on sales of mortgage loans, net of costs              149         483         757         837
     Other                                                       178         188         577         578
                                                            --------    --------    --------    --------
          Total noninterest income                               779       1,045       2,569       2,421
                                                            --------    --------    --------    --------
Noninterest expense:
     Salaries and employee benefits                            2,126       2,033       6,097       5,787
     Occupancy, net                                              506         485       1,498       1,406
     Equipment                                                   296         309         934         893
     Data processing                                             254         192         700         576
     Marketing                                                   155         107         397         405
     Cash management services                                    132          91         304         255
     Professional fees                                            67         119         177         265
     Net expense (income) on other real estate owned              16         (31)          5         (39)
     Deposit insurance                                            35          32         104          94
     Other                                                       670         529       1,857       1,813
                                                            --------    --------    --------    --------
          Total noninterest expense                            4,257       3,866      12,073      11,455
                                                            --------    --------    --------    --------
     Income before income taxes                                2,030       1,988       5,909       5,451
     Income tax provision                                        693         697       2,042       1,910
                                                            --------    --------    --------    --------
          Net income                                           1,337       1,291       3,867       3,541
     Other comprehensive income, net of tax - unrealized
          gains (losses) on securities available-for-sale        (89)       --          (104)          1
                                                            --------    --------    --------    --------
               Comprehensive income                         $  1,248    $  1,291    $  3,763    $  3,542
                                                            ========    ========    ========    ========
Per common share data:
     Net income: Basic                                      $   0.30    $   0.28    $   0.86    $   0.78
                 Diluted                                        0.29        0.28        0.84        0.77
     Cash dividends declared                                    0.08        0.07        0.24        0.21
                                                            ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       -----------------------
                                                                           1999         1998
                                                                        ---------    ---------
                                                                             (unaudited)

Cash flows from operating activities:
     Net income                                                         $   3,867    $   3,541
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     Depreciation and amortization                                            851          834
     Amortization of loan fee income                                       (1,054)      (1,327)
     Provision for credit losses                                              290          517
     Provision for losses on other real estate owned                            8           41
     Gains on sales of mortgage loans, net of costs                          (757)        (837)
     Proceeds from sales of mortgage loans originated for sale             78,834      112,598
     Disbursements for residential mortgage loans originated for sale     (63,683)    (116,937)
     Loan fees deferred, net of origination costs                             754        1,147
     Decrease (increase) in prepaid expenses and other assets                 310         (762)
     Increase (decrease) in accrued expenses and other liabilities           (138)         584
                                                                        ---------    ---------
          Net cash provided by (used in) operating activities              19,282         (601)
                                                                        ---------    ---------
Cash flows provided by (used in) investing activities:
     Loan disbursments in excess of principal repayments                  (29,261)      (6,513)
     Loan purchases                                                        (4,631)      (3,561)
     Loan sales                                                             3,195        6,657
     Purchases of investment securities                                   (54,863)     (33,586)
     Purchases of investment securities available-for-sale                 (1,035)      (3,157)
     Proceeds from maturities and principal repayments of
          investment securities                                            30,040       25,997
     Proceeds from maturities and principal repayments of
          securities available-for-sale                                         1          701
     Additions to other real estate owned                                    (466)      (1,405)
     Sales of other real estate owned                                       1,458        2,175
     Purchases of property and equipment                                     (369)        (525)
     Purchase of life insurance                                              (470)        --
     Increase in cash surrender value of life insurance                      (156)        (137)
                                                                        ---------    ---------
          Net cash used in investing activities                           (56,557)     (13,354)
                                                                        ---------    ---------
Cash flows provided by (used in) financing activities:
     Net increase in deposits                                              14,688       17,314
     Increase in short-term borrowings                                     16,648        5,362
     Increase in long-term borrowings                                        --         15,000
     Cash dividends distributed on common stock                            (1,088)        (945)
     Net proceeds from stock options and warrants
          exercised and common stock exchanged                                158          781
     Purchase of common stock                                              (1,280)        --
                                                                        ---------    ---------
          Net cash provided by financing activities                        29,126       37,512
                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                       (8,149)      23,557
     Cash and cash equivalents at beginning of period                      32,529       15,511
                                                                        ---------    ---------
     Cash and cash equivalents at end of period                         $  24,380    $  39,068
                                                                        ---------    ---------


Supplemental information:
     Interest paid on deposits and borrowings                           $   9,372    $   9,650
     Income taxes paid                                                      2,070        1,990
     Transfer of loans to other real estate owned                              43          334
                                                                        =========    =========


                                      (5)

                         COLUMBIA BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the three months and nine months ended September 30, 1999 and 1998 is unaudited)


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

         The consolidated financial statements as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that will be achieved for the entire year.

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


                                      (6)

NOTE 3  -  INVESTMENTS

          The amortized cost and estimated fair values of investment securities and securities available-for-sale at September 30, 1999 were as follows:

                                                                Gross              Gross            Estimated
                                           Amortized          Unrealized         Unrealized            Fair
                                              Cost               Gains             Losses              Value
-------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Investment securities:
     U.S. Treasury securities                $23,998            $    31            $    --            $24,029
     Federal agency securities                73,603                  7                615             72,995
     Mortgage-backed securities                1,023                  2                 35                990
                                             ----------------------------------------------------------------
          Total                              $98,624            $    40            $   650            $98,014
                                             ----------------------------------------------------------------

Securities available-for-sale:
     Trust preferred stock                   $ 9,903            $    --            $   222            $ 9,681
     Mortgage-backed securities                    4                 --                 --                  4
     Investment in Federal Home
          Loan Bank stock                      1,410                 --                 --              1,410
                                             ----------------------------------------------------------------
          Total                              $11,317            $    --            $   222            $11,095
                                             ----------------------------------------------------------------



          The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 1998 were as follows:


                                                               Gross               Gross           Estimated
                                           Amortized        Unrealized          Unrealized            Fair
                                              Cost             Gains              Losses             Value
------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Investment securities:
     U.S. Treasury securities               $53,978            $   403            $    --            $54,381
     Federal agency securities               19,002                124                 --             19,126
     Mortgage-backed securities                 802                  2                  3                801
                                            -----------------------------------------------------------------
          Total                             $73,782            $   529            $     3            $74,308
                                            -----------------------------------------------------------------

Securities available-for-sale:
     Trust preferred stock                  $ 9,152            $    15            $    64            $ 9,103
     Mortgage-backed securities                   5                  1                 --                  6
     Investment in Federal Home
          Loan Bank stock                     1,125                 --                 --              1,125
                                            -----------------------------------------------------------------
          Total                             $10,282            $    16            $    64            $10,234
                                            -----------------------------------------------------------------


                                      (7)

NOTE 4  -  PER SHARE DATA

         Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                  Three Months Ended September 30,
                                           ------------------------------------------------
                                                    1999                     1998
                                           -----------------------   ----------------------
                                             Basic       Diluted       Basic        Diluted
                                           -----------------------   -----------------------
Net income                                 $1,336,748   $1,336,748   $1,291,345   $1,291,345
                                           =======================   =======================
Weighted average shares outstanding         4,505,756    4,505,756    4,571,841    4,571,841
Dilutive securities                              --         60,945         --         88,308
                                           -----------------------   -----------------------
Adjusted weighted average shares used in
EPS computation                             4,505,756    4,566,701    4,571,841    4,660,149
                                           =======================   =======================

Net income per common share                $     0.30   $     0.29   $     0.28   $     0.28
                                           =======================   =======================


                                                     Nine Months Ended September 30,
                                           ------------------------------------------------
                                                    1999                      1998
                                           ------------------------------------------------
                                              Basic      Diluted       Basic        Diluted
                                           -----------------------   -----------------------
Net income                                 $3,866,732   $3,866,732   $3,540,778   $3,540,778
                                           =================================================
Weighted average shares outstanding         4,519,283    4,519,283    4,514,949    4,514,949
Dilutive securities                              --         70,305         --        102,618
                                           -------------------------------------------------
Adjusted weighted average shares used in
EPS computation                             4,519,283    4,589,588    4,514,949    4,617,567
                                           =================================================

Net income per common share                $     0.86   $     0.84   $     0.78   $     0.77
                                           =================================================



NOTE 5  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 1999 whose contract amounts represent potential credit risk is as follows:

                                                              September 30,
                                                                  1999
             -------------------------------------------------------------------
                                                         (dollars in thousands)

             Commitments to extend credit (a)                   $187,606
             Standby letters of credit                            13,185
             Limited recourse on mortgage loans sold               2,735



-------------------------------------
(a) Includes unused lines of credit totalling $180.9 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $6.7 million.


                                      (8)

NOTE 6 - PROPOSED MERGER

      On September 28, 1999, the Company announced a definitive agreement whereby Suburban Bancshares, Inc. ("Suburban"), the bank holding company for Suburban Bank of Maryland, will merge into the Company ("the Merger"). The Merger is intended to be a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests.

      Under the Merger Agreement, each share of Suburban common stock outstanding immediately prior to the effective time of the Merger will be converted into 0.2196 shares of the Company's common stock (rounded to the nearest hundredth of a share, with cash being paid in lieu of fractional shares of interests). The conversion ratio is subject to increase, but not decrease, to the extent necessary to cause the value of the Company's shares into which each share of Suburban common stock shall have been converted to be $3.00 per share (based on the mean of the daily high and low trade prices of the Company's common stock for the 10 trading days ending on the trading day that is three days before the effective date of the Merger, or, if there are no trades, the daily high bid and low asked prices, reported on NASDAQ), provided that the adjusted conversion ratio may not exceed 0.2338 shares of the Company's common stock per share of Suburban common stock. Options to purchase Suburban common stock outstanding at the effective time of the Merger will be converted as to each whole share subject to such option into a proportionally adjusted option to purchase, for the same aggregate exercise price, the number of whole shares of Suburban common stock subject to the option multiplied by the conversion ratio.

      Consummation of the Merger is subject to various conditions, including (i) the approval of the shareholders of the Company and Suburban, (ii) the approval of the appropriate state and federal bank regulators and other governmental agencies, (iii) the receipt of a letter from the Company's independent auditors that the Merger will qualify for pooling-of-interests accounting treatment, (iv) the receipt of an opinion of counsel that the Merger will be treated for federal tax purposes as a tax-free reorganization, and (v) other customary conditions to closing.

In connection with the Merger Agreement, the Company and Suburban entered into an option agreement which provides the Company with the right to purchase up to 19.9% of Suburban's common stock at an exercise price of $2.313 per share (subject to adjustment in certain circumstances), upon the occurrence of certain events described in the option agreement. The Company and Suburban also entered into a substantially identical agreement which provides Suburban the right to purchase up to 9.9% of the Company's common stock at an exercise price of $13.063 per share (subject to adjustment in certain circumstances), upon the occurrence of certain events described in the option agreement. The options were granted by each of the Company and Suburban as a condition to the other party's entering into the Merger Agreement.


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

THE COMPANY

        Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of The Columbia Bank (the "Bank"). The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and


                                      (9)
organizations through fourteen branch banking offices (a fifteenth is scheduled to open in the fourth quarter of 1999), three mortgage loan origination offices and fifteen Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its home market area to be Howard County, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.

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

         The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At September 30, 1999, total deposits were $354.0 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $324.0 million or 91.5% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established a credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At September 30, 1999 the Company's approved credit limit with the FHLB was $64.0 million and advances outstanding totaled $28.2 million. However, the Company had collateral sufficient to borrow up to $105.4 million. Individual advances in excess of $5 million or total advances above the approved $64.0 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 1999, federal funds sold totaled $4.5 million or 1.0% of total assets, investments available-for-sale totaled $11.1 million or 2.4% of total assets and the fair value of investment securities due in one year or less was $39.0 million or 8.5% of total assets.


Capital Resources

         Total stockholders' equity was $39.9 million at September 30, 1999, representing an increase of $1.6 million or 4.1% from December 31, 1998. The growth in stockholders' equity during 1999 was primarily comprised of the earnings of the Company of $3.9 million less cash dividends declared on common stock of $1.1 million. In addition, during the first nine months of 1999, the Company repurchased 85,800 shares of its common stock under terms of its Stock Repurchase Program, which authorized the repurchase of up to 400,000 shares. These shares were repurchased and retired at prices ranging from $13.50 to $16.75, which reduced stockholders' equity by $1.3 million.

         Dividends for the first nine months of 1999 were $.24 per share, compared to $.21 per share in the first nine months of 1998.

         The following table summarizes the Company's risk-based capital ratios:

                                                      Columbia Bancorp                    Minimum
                                            -------------------------------------
                                               September 30,     December 31, 1998      Regulatory
                                                   1999                                Requirements
         ---------------------------------- ------------------- --------------------- ----------------
         Risk-based capital ratios:
           Tier 1 capital                          11.29%                 11.49%              4.00%
           Total capital                           12.49                  12.68               8.00
         Tier 1 leverage ratio                      8.77                   9.00               3.00


                                      (10)

Market Risk and Interest Rate Sensitivity
-----------------------------------------

         The Company's interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the "ALCO") oversees the Company's management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO's interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and funding sources to achieve an acceptable spread between the Company's return on its earning assets and its cost of funds.

         One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1999 and the Company's interest sensitivity gap position at that date. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                                           After One
                                           One Year         Through           After
                                            or Less       Three Years      Three Years       Total
-------------------------------------------------------------------------------------------------------
                                                            dollars in thousands
Federal funds sold                          $   4,451      $       -       $        -      $   4,451
Investment securities and
  securities available for sale                50,341         54,605            4,773        109,719
Loans, exclusive of nonaccrual loans          217,570         24,003           66,511        308,084
                                            -----------------------------------------------------------
    Interest earning assets                   272,382         78,608           71,284        422,254
                                            -----------------------------------------------------------

Interest-bearing deposits                     247,129         33,185            2,796        283,110
Other borrowings                               43,660              -           20,000         63,660
                                            -----------------------------------------------------------
    Interest-bearing liabilities              290,789         33,185           22,796        346,770
                                            -----------------------------------------------------------

Interest sensitivity gap                    $ (18,427)     $  45,423       $   48,488      $  75,484
                                            ===========================================================

Cumulative interest sensitivity gap         $ (18,427)     $  26,996       $   75,484
                                            ===========================================================

Cumulative interest sensitivity
  gap ratio                                     -4.01%          5.87%           16.41%
                                            ===========================================================

         The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on August 31, 1999 data, the simulation analysis provided the following profile of the Company's interest rate risk:


                                              Immediate Rate Change
                                              ---------------------
                                          +200BP       -200BP       Policy
                                          ------       ------       ------
     Net interest income at risk           0.0%         -3.7%      +/-7.5%
     Economic value of equity             -2.1%         -4.5%      +/-20.0%


Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change since August 31, 1999.

         Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools, however, provide a comprehensive evaluation of the Company's exposure to changes in interest rates, enabling management to control the volatility of earnings.

Material Changes in Financial Condition
---------------------------------------

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

Residential Mortgage Loans Originated for Sale:

         Mortgage loans originated for sale decreased $14.4 million or 82.8% from December 31, 1998 to September 30, 1999 due primarily to less first mortgage refinancing activity, influenced heavily by the interest rate environment.

Loans and Nonperforming Assets:

         At September 30, 1999, the Company's loan portfolio, net of unearned income, totalled $305.4 million, or 66.4% of its total assets of $460.1 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

         Since December 31, 1998, total loans increased $30.6 million, or 11.1%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing by $25.4 million and $14.5 million, respectively, since December 31, 1998. The increase in commercial loans corresponded to general business expansion, including expansion of loan origination staffing. The growth in retail loans is also the result of general business expansion as well as less mortgage refinancing activity. These increases, however, were partially offset by a decrease of $13.4 million in real estate development and construction loans.

                                      (12)

         Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, and consisted of the following at September 30, 1999:


                                        Amount   Percent
-----------------------------------------------------------
                                    (dollars in thousands)

Residential construction (a)    $       46,237    47.0%
Residential land development            33,995    34.5
Residential land acquisition (b)         9,856    10.0
Commercial construction                  8,381     8.5
                                  ------------   ------
                                $       98,469   100.0%
                                  ============   ======
------------------------
(a) Includes $11.7 million of loans to individuals for construction of primary personal residences.
(b) Includes $1.8 million of loans to individuals for the purchase of residential building lots.


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

         Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At September 30, 1999, loans to individuals for the construction of primary personal residences accounted for $11.7 million of the $46.2 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $34.5 million of residential construction loans represented loans to residential builders and developers. Approximately 64% of these loans were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

         Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at September 30, 1999, totaling $34.0 million or 34.5% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

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


                                      (13)

         The following table provides information concerning nonperforming assets and past-due loans:



                                   September 30,  December 31,   September 30,
                                       1999          1998           1998
------------------------------------------------------------------------------
                                           (dollars in thousands)

Nonaccrual loans (a)            $       315     $       2,995   $       624
Other real estate owned               3,086             4,043         4,145
                                -----------     -------------   -----------
Total nonperforming assets      $     3,401     $       7,038   $     4,769
                                ===========     =============   ===========
Loans past-due 90 days or more  $         9     $          63   $       222
                                ===========     =============   ===========

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


         The largest component of nonperforming assets at September 30, 1999 was the Company's portfolio of other real estate owned totaling $3.1 million. At September 30, 1999, other real estate owned consisted primarily of a residential development project with a remaining 28 single family and 159 townhouse building lots at a carrying value of $3.1 million, net of participations. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of September 30, 1999, 52 single family and 23 townhouse lots had been delivered. All remaining single family and townhouse lots are under option contract of sale with two residential builders and a takedown schedule that runs through September 2003.

         Nonaccrual loans totaled $315,000 at September 30, 1999 and included two real estate development and construction projects totaling $188,000.

         Impaired loans at September 30, 1999 totaled $188,000 and consisted of two residential development and construction loans on nonaccrual status. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at September 30, 1999 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.


Allowance for Credit Losses:

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At September 30, 1999, the Allowance was 1.38% of total loans, net of unearned income. The Allowance at September 30, 1999 is considered by management to be sufficient to address the credit risk in the current loan portfolio.


                                      (14)

         The changes in the Allowance are presented in the following table.


                                             Nine months ended September 30,
                                             -------------------------------
                                                1999                1998
----------------------------------------------------------------------------
                                                  (dollars in thousands)

Allowance for credit losses -
beginning of period                          $       3,965   $       3,632
Provision for credit losses                            290             517
Charge-offs                                           (158)           (252)
Recoveries                                             130              10
                                             -------------    ------------
Allowance for credit losses -
end of period                                $       4,227   $       3,907
                                             =============    ============
Allowance as a percentage of loans
receivable, net of unearned income                    1.38%           1.46%
Allowance as a percentage of nonperforming
loans and loans past-due 90 days or more (a)       1304.63%         461.82%
                                             =============    ============

----------------------------------

(a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

         The Company reported net income of $1.3 million and $3.9 million for the three months and nine months ended September 30, 1999, representing diluted net income per share of $0.29 and $0.84, respectively. Net income was $1.3 million and $3.5 million for the corresponding periods in 1998, representing diluted net income per share of $0.28 and $0.77, respectively.


Net Interest Income
-------------------

          Net interest income totaled $5.6 million and $15.7 million for the three months and nine months ended September 30, 1999, compared to $5.1 million and $15.0 million for the same periods in 1998. Net interest income increased in 1999 as compared to 1998 as increases in interest-earning assets and interest-bearing liabilities were largely offset by decreases in interest rates. Specifically, average interest-earning assets increased $43.5 million or 11.5% and $45.7 million or 12.6% during the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, as a result of loan growth and increased investments in other debt securities. However, the weighted average yield on a taxable equivalent basis on interest-earning assets decreased from 8.97% and 9.13% in the three months and nine months ended September 30, 1998, respectively, to 8.29% and 8.27% for the same periods in 1999. Similarly, average deposits and borrowings increased $25.1 million or 7.9% and $30.6 or 10.1% during the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The weighted average rate paid on deposits and borrowings decreased, however, from 4.24% and 4.29% in the three months and nine months ended September 30, 1998 to 3.73% and 3.81% for the same periods in 1999. The decrease in rates was the result of competitive pricing pressures and a decrease in the prime rate of interest of 75 basis points during the period between September 30, 1998 and November 18, 1998, offset by an increase in the prime rate of interest of 50 basis points between July 1, 1999 and August 25, 1999. Additional changes in net interest income resulted from a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average declined as a percentage of interest-earning assets from 77.0% at September 30, 1998 to 72.2% at September 30, 1999.

         The result of increases in interest-earning assets and interest-bearing liabilities, the changes in the mix of interest-earning assets and decreases in interest rates was a decline in the net interest margin

                                      (15)
on a taxable equivalent basis from 5.42% and 5.55% during the three months and nine months ended September 30, 1998, respectively, to 5.26% and 5.15% during the same periods of 1999.

         The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

                                                                 Nine Months Ended             Nine Months Ended
                                                                 September 30, 1999            September 30, 1998
                                                     --------------------------------  -------------------------------
                                                         Average                        Average
                                                       Balances (a)   Interest  Rate   Balances (a)  Interest   Rate
-------------------------------------------------------------------------------------  -------------------------------
                                                                             (dollars in thousands)
Assets
Interest-earning assets:
     Loans, net of unearned income (b)(c )           $  294,567     $  20,406   9.26%  $  279,050  $   21,045   10.08%
     Investment securities and securities
     available-for-sale (c )                             94,934         4,179   5.89%      73,299       3,281    5.98%
     Federal funds sold                                  18,468           636   4.60%       9,866         413    5.60%
                                                     -------------------------          ----------------------
     Total interest-earning assets                      407,969        25,221   8.27%     362,215      24,762    9.13%
                                                                    ----------                       ---------
Noninterest-earning assets:
     Cash and due from banks                             15,998                            14,016
     Property and equipment, net                          8,355                             8,937
     Other assets                                        14,182                            14,185
     Less allowance for credit losses                    (4,118)                           (3,724)
                                                     -----------                       -----------
Total assets                                         $  442,386                        $  395,629
                                                     -----------                       -----------

Liabilities and Stockholders'
     Equity
Interest-bearing liabilities:
     NOW accounts                                    $   41,144     $     326   1.06%      34,166         414    1.62%
     Savings accounts                                    48,138         1,001   2.78%      45,913       1,102    3.21%
     Money market accounts                               44,273         1,027   3.10%      40,040         938    3.13%
     Certificates of deposit                            148,351         5,307   4.78%     146,805       5,838    5.32%
     Short-term borrowings                               31,553         1,031   4.37%      27,889       1,087    5.21%
     Long-term borrowings                                20,000           800   5.35%       8,000         327    5.46%
                                                     -------------------------          ----------------------
     Total interest-bearing liabilities                 333,459         9,492   3.81%     302,813       9,706    4.29%
                                                                    -----------------                -----------------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits                        67,410                            54,368
     Other liabilities                                    2,489                             2,275
Stockholders' equity                                     39,027                            36,173
                                                     -----------                       -----------
     Total liabilities and
      stockholders' equity                           $  442,385                         $ 395,629
                                                     -----------                       -----------
Net interest income                                                $   15,729                       $  15,033
                                                                   -----------                     -----------
Net interest spread                                                             4.46%                            4.84%
                                                                           -----------                      -----------
Net interest margin                                                             5.15%                            5.55%
                                                                           -----------                      -----------


(a) Average balances are calculated as the average of month-end balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $1.1 million and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively.
(c) Interest on tax exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.


                                      (16)

The following table provides further analysis of the increase in net interest income.



                                   Nine months ended September 30, 1999
                                     compared to the nine months ended
                                            September 30, 1998
--------------------------------------------------------------------------------
                                                  Increase/(Decrease)
                                   Increase           due to (a):
                                   (Decrease)    ----------------------
                                                     Rate        Volume
                                   ------------------------------------
                                            (dollars in thousands)

Interest income:
Loans (b)(c )                      $    (639)   $    (2,848) $     2,209
Investment securities and
securities available-for-sale (c )       898             53          845
Federal funds sold                       223           (181)         404
                                   ---------     ----------    ---------
Total interest income                    482         (2,976)       3,458
                                   ---------     ----------    ---------

Interest expense:
Deposits                                (631)        (1,584)         953
Borrowings                               417           (330)         747
                                   ---------     ----------    ---------
Total interest expense                  (214)        (1,914)       1,700
                                   ---------     ----------    ---------

Net interest income                $     696     $   (1,062) $     1,758
                                   =========     ==========    =========

---------------------------------------
(a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)  Includes interest on loans originated for sale.
(c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.


Noninterest Income
------------------

         Noninterest income totaled $779,000 and $2.6 million for the three months and nine months ended September 30, 1999, respectively, as compared to $1.0 million and $2.4 million for the corresponding periods in 1998. The $266,000 decline in noninterest income during the third quarter of 1999 as compared to the same quarter of 1998 was due to an decrease in gains on sales of mortgage loans, net of costs, of $334,000, offset by an increase in fees charged for services of $78,000. Noninterest income increased $148,000 during the nine months ended September 30, 1999 compared to the same period of 1998 due to increases in fees charged for services of $229,000 offset by decreases in gains on sales of mortgage loans, net of costs, of $80,000.

         Service fee income increased in the three months and nine months ended September 30, 1999 compared to the same periods in 1998 due to increased cash management income, a 7% increase in the total number of transaction accounts and increased fees collected for use of the Company's ATMs by account holders of other institutions.

         Net gains on the sales of mortgage loans decreased $334,000 for the three months ended September 30, 1999 as compared to the same period in 1998 due to a $23.0 million or 54.1% decrease in the volume of loans sold. For the nine months ended September 30, 1999, the gain on sales decreased by only $80,000 when compared with the amount recorded during the same period in 1998, in spite of a year-to-date decrease in the volume of loans sold of $33.8 million or 30.0%, due primarily to the implementation of a revised commission system, which enhanced net revenue to the Company.


                                      (17)

Noninterest Expense
-------------------

         Noninterest expense increased $391,000 or 10.1% and $618,000 or 5.4% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. A significant portion of these increases in noninterest expense was due to increases in salaries and benefits of $93,000 and $310,000 for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. Salaries and benefits increased primarily as a result of a net increase of eleven full time equivalent employees from September 30, 1998 to September 30, 1999.

         Data processing costs increased $62,000 or 32.3% and $124,000 or 21.5% in the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 primarily due to increases in the number of loan and deposit accounts, as well as an increase in the volume of electronic transactions processed. The increase in marketing expense of $48,000 or 44.9% in the third quarter of 1999 as compared to the same period in 1998 reflected increased emphasis on deposit generation. Cash management expense, which increased $41,000 or 45.1% and 49,000 or 19.2% in the three months and nine months ended September 30, 1999 as compared to the same periods in 1999, generally fluctuates in response to the number of customers and the mix of products and services provided to those customers. Finally, other expenses increased $141,000 or 26.6% in the three months ended September 30, 1999 as compared to the same period in 1998 due primarily to increases in stationery and supplies and recruiting, reflecting general increases in business activity.

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

         As of the date of this report, the Company has completed all phases of the Plan. In addition, all Systems have been risk-rated in order to identify those that are "mission critical" to the ongoing operation of the Company. Since the Company relies heavily on independent third-party technology companies to provide the bulk of its Systems' support and service, it is working closely with these service providers to ensure each is progressing in accordance with their Year 2000 plans. The Company has neither internally developed software nor any unique hardware which require customized renovation.

         Identified below are several of the "mission critical" Systems and current status of such:

o Data processing - The Company's data processing is provided by a large national service bureau that provides similar services to over 700 banks across the country. The vendor has adopted a formal plan to address Year 2000 issues. Management is closely monitoring the vendor's progress. In October 1998, the Company converted to the vendor's data processing platform system that utilizes a four-digit date field. The platform system is Year 2000 compliant in its current form. The vendor has completed testing and has provided written assurances to the Company regarding its Year 2000 compliance. The vendor has been examined for Year 2000 readiness by federal bank examiners and has had a third party audit review of their Year 2000 project.

o Transaction processing - The Company processes transactions on-site and transmits the related information to its data processing service provider daily. Hardware associated directly with this process has been confirmed Year 2000 compliant and software currently in use has been renovated to process utilizing a four-digit date. All testing and validation has been completed.

                                      (18)

o Internal wide-area network - The Company utilizes a wide-area network to provide connectivity among its various locations and to allow employees access to internal information. An assessment of hardware utilized throughout the network has been completed and all hardware identified as not Year 2000 compliant has been renovated or replaced.

o Federal Reserve - The Company interfaces on a daily basis with the Federal Reserve to settle balances owed and balances due based upon activity. The Federal Reserve has completed renovation of the software used in this process and all phases of on-site testing have been completed.

o Telecommunications and Utilities - The Company's ability to electronically transmit and receive data to and from its data processing service provider and others is largely dependent upon its local and long distance telephone companies. In addition, all of the Company's facilities are supplied power by the local gas and electric company. As of the date of this report, the telephone companies and the utilities have reported that they have substantially completed all renovation and testing. The Company will continue to monitor their progress.

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

         Through September 30, 1999, the costs incurred by the Company related to Year 2000 efforts have been incurred primarily in the normal course of business with ordinary upgrade of IT Systems in order to maintain pace with technological advances. Costs associated with the replacement and/or upgrade of systems specifically as a result of Year 2000 have totaled $130,000 to date and are primarily related to the upgrade of ATMs and the replacement of the Bank's telephone banking system. Because the Company has neither customized software nor hardware, no programming costs have been incurred.

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

         In addition to recognizing and addressing Year 2000 issues associated with the Company's internal IT and Non-IT systems, the Company recognizes that Year 2000 may have a potential operational and/or financial impact on commercial customers and, correspondingly, their ability to meet

                                      (19)
their financial obligations to the Company. In response, the Company has incorporated procedures to evaluate the potential impact of Year 2000 on commercial customers and the manner in which they are addressing the issues. These procedures have been applied in the Company's underwriting practices and also have been expanded to include large corporate depositors of the Company in order to mitigate potential liquidity risk. To further mitigate risk, the Company has attempted to keep all customers informed of its Year 2000 efforts through information provided in a special Year 2000 brochure mailed to all customers, the Company's customer newsletter and information available through the Company's internet site. As Year 2000 approaches, the Company will carefully monitor its liquidity position and, if necessary, access available alternative sources of liquidity in order to meet funding requirements through Year 2000 and beyond.

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

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5.        OTHER INFORMATION

      On September 27, 1999, the Board of Directors of the Company declared an $.08 per share cash dividend to common stockholders of record on October 15, 1999, payable October 29, 1999.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

                       Exhibit No.                                  Reference
                       -----------                                  ---------

                       27.0     Financial Data Schedule             Page 22

                (b) A report on Form 8K was filed on September 28, 1999 relating to the announcement that Columbia Bancorp and Suburban Bancshares, Inc. had entered into a Plan and Agreement to Merge pursuant to which Suburban Bancshares will be merged into Columbia Bancorp.



                                      (20)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COLUMBIA BANCORP

                                                  PRINCIPAL EXECUTIVE OFFICER:

November 15, 1999                                 /s/ John M. Bond, Jr.
-----------------                                 -----------------------
Date:                                             John M. Bond, Jr.
                                                  President and
                                                  Chief Executive Officer




                                                  PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER:

November 15, 1999                                 /s/ John A. Scaldara, Jr.
-----------------                                 -------------------------
Date:                                             John A. Scaldara, Jr.
                                                  Executive Vice President,
                                                  Corporate Secretary and
                                                  Chief Financial Officer



                                      (21)