Form 10-K
period 1999-12-31
COLUMBIA BANCORP
filed 2000-03-30
CIK 834105

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________

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

     Common Stock, par value $0.01 per share:
        Market value held by non-affiliates based on the
           closing sales price at March 24, 2000                    $54,761,784

  State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, par value $0.01 per share:
        Shares outstanding at March 24, 2000                         7,155,233

  Documents Incorporated by Reference:

     Portions of Annual Report to Stockholders for Fiscal Year Ended
        December 31, 1999, incorporated by reference into Part II. Portions of Definitive Proxy Statement dated April 13, 2000, incorporated by reference into Part III.



                                [cover page 2]

TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

Item 1  -  Business...................................................        2

Item 2  -  Properties.................................................        9

Item 3  -  Legal Proceedings..........................................       10

Item 4  -  Submission of Matters to a Vote of Security Holders........       11

PART II

Item 5  -  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      11

Item 6  -  Selected Financial Data.....................................      11

Item 7  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      11

Item 7a -  Quantitative and Qualitative Disclosures About Market Risk..      11

Item 8  -  Financial Statements and Supplementary Data.................      11

           Columbia Bancorp and Subsidiary:
             Independent Auditors' Report
             Consolidated Statements of Condition as of
               December 31, 1999 and 1998
             Consolidated Statements of Income and Comprehensive Income for the
               years ended December 31, 1999, 1998 and 1997
             Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 1999, 1998 and 1997
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1999,  1998 and 1997
             Notes to Consolidated Financial Statements

Item 9  -  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................      12

PART III

Item 10 -  Directors and Executive Officers of the Registrant..........      12

Item 11 -  Executive Compensation......................................      13

Item 12 -  Security Ownership of Certain Beneficial Owners and Management    13

Item 13 -  Certain Relationships and Related Transactions..............      13

PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K....................................................      14

Signatures.............................................................      18


                                      (1)

                                     PART I


ITEM 1.  BUSINESS
-----------------

General

  Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and as of December 31, 1999 had nine branch locations in Howard County, Maryland; four branch locations in Baltimore County, Maryland; and two branch locations in Baltimore City, Maryland. The Bank also has mortgage and commercial loan origination offices in Howard and Baltimore Counties, Maryland. At December 31, 1999, the Company had total assets of $467.7 million, total loans, net of unearned income, of $315.5 million, total deposits of $367.5 million and stockholders' equity of $40.9 million.

  On September 28, 1999, the Company and Suburban Bancshares, Inc. ("Suburban") signed a definitive merger agreement providing for Suburban and Suburban Bank of Maryland ("Suburban Bank") to merge with and into the Company and the Bank. On March 8, 2000, the Company issued 2,641,746 shares of its common stock for all the outstanding common stock of Suburban. The business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Suburban. Following the merger, the Company will operate twenty-three branches in Howard, Baltimore, Prince Georges and Montgomery counties and Baltimore City. The unaudited financial information of the Company and Suburban on a pro forma combined basis as of and for the year ended December 31, 1999 is as follows (in thousands except per share amounts):

                Assets                          $691,237
                Loans, net of unearned income    452,432
                Deposits                         554,566
                Stockholders' equity              61,286
                Net interest income               29,363
                Net income                         5,885
                Diluted earnings per share           .82

  The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. These customers are primarily individuals and small- and medium-sized businesses. The Bank's business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

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

  *    PC-Banking.

  *    Internet Banking.

  *    Installment and home equity loans and lines of credit.

  *    Residential construction and first mortgage loans.

  *    VISA(R) credit and debit cards.

  *    Travelers checks, money orders and safe deposit boxes.

  The Bank does not now exercise general trust powers.


Lending Activities

  General. At December 31, 1999, the Company's loan portfolio, net of unearned income, totaled $315.5 million, representing approximately 67.5% of its total assets of $467.7 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.

  Loan Portfolio Composition. The following table sets forth the Company's loans by major categories as of December 31, 1999:

                                                         Amount      Percent
                                                       ----------   ----------
                                                        (dollars in thousands)
    Commercial......................................     $ 82,835        26.2%
    Real estate - development and construction(1)...       93,478        29.6
    Real estate - mortgage:
      Residential...................................       10,684         3.4
      Commercial....................................       20,297         6.4
    Consumer:
      Retail (2)....................................      106,189        33.7
      Credit card...................................        2,217          .7
                                                         --------       -----
    Total loans.....................................     $315,700       100.0%
                                                         ========       =====

---------------------
(1) At December 31, 1999, loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $13.8 million.
(2) Includes $97.2 million in retail loans secured by the borrowers' principal residences in the form of home equity lines of credit and second mortgages.

                                      (3)

  Commercial Loans. The Company originates secured and unsecured loans for business purposes. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 1999, $82.8 million or 26.2% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

  Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 1999:

                                       Amount       Percent
                                     -----------   ----------
                                      (dollars in thousands)
Residential construction(1) ......      $44,875         48.0%
Residential land development......       31,595         33.8
Commercial construction...........        9,168          9.8
Residential land acquisition(2)...        7,840          8.4
                                        -------         ----
                                        $93,478        100.0%
                                        =======        =====

___________
(1) Includes $12.3 million of loans to individuals for construction of primary personal residences.
(2) Includes $1.5 million of loans to individuals for the purchase of residential building lots.

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

  Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 1999, loans to individuals for the construction of primary personal residences accounted for $12.3 million of the $44.9 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $32.6 million of residential construction loans represented loans to residential builders and developers. Approximately 61% of the units under construction were for residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

  Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 1999, totaling $31.6 million or 33.8% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

  The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are

                                      (4)
typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

  Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. Such mortgage loans are generally originated under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 1999, $10.7 million or 3.4% of the Company's total loan portfolio consisted of residential mortgage loans.

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

  Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 1999, $20.3 million or 6.4% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings, warehouse and general purpose business space. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities of five years or less.

  The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company's general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

  Consumer Loans. At December 31, 1999, $108.4 million or 34.4% of the Company's total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Company primarily include home equity loans and lines of credit and second mortgages.

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

  Potential Problem Loans. There were no loans identified at December 31, 1999 with potential weaknesses that were not adversely classified.

                                      (5)

Competition

  While promotional activities emphasize the many advantages of dealing with a locally-run institution closely attuned to the needs of its community, the Company faces strong competition in all areas of its operations. This competition comes from entities operating in the Baltimore/Washington metropolitan area, which include offices of most of the largest banks in Maryland. Its most direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations and credit unions operating in the Baltimore/Washington marketplace. The Company also competes for deposits with money market mutual funds and with larger banks for cash management customers. The Company competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors that are not readily predictable.

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

  Additionally, the Act prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a financial activity or incidental to a financial activity or complementary to a financial activity and not providing a substantial risk to the safety and soundness of financial institutions or the financial system generally.











                                      (6)

In making such determination, the Federal Reserve Board is required to weigh various factors specified by statute.

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

  As of December 31, 1999 and 1998, the Company's total risk-based capital ratios were 12.1% and 12.7%, respectively, and its Tier 1 risk-based capital ratios were 11.0% and 11.5%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4.0%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of December 31, 1999 and 1998, the Company's Tier 1 leverage ratios were 8.8% and 9.0%, respectively.

  The capital adequacy guidelines explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. While the capital guidelines do not codify a measurement framework for assessing the level of a bank's interest rate exposure, the measurement of interest rate exposure using either a supervisory model, developed by the

                                      (7)
federal bank agencies, or the bank's own internal model is a quantitative factor, among other quantitative and qualitative factors, available for use by examiners in determining the adequacy of an individual bank's capital for interest rate risk. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Qualitative factors include the adequacy of the bank's internal interest rate management. Establishment of an explicit supervisory threshold, defining a "normal" level of interest rate risk exposure is expected at some future date.

  Bank Regulations. The Bank is a state-chartered bank subject to supervision, regulation and examination by the Maryland Commissioner of Financial Regulation and by the FDIC under the Federal Deposit Insurance Act. Deposits, reserves, investments, loans, consumer law compliance, privacy protection, issuance of securities, payment of dividends, establishment and closing of branches, mergers and consolidations, changes in control, electronic funds transfer, community reinvestment, management practices and other aspects of operations are subject to regulation by the appropriate federal and state regulatory agencies. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC-insured banks, including disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. Federal regulatory agencies have broad powers to take prompt corrective action to resolve problems at banking institutions, including (in certain cases) the appointment of a conservator or receiver. The extent of these powers is generally influenced by the level of capital at the institution.

  The Bank is assessed by the FDIC with respect to its deposit insurance. As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $135.1 million or 39.7% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). As of December 31, 1999, the Company's FDIC insurance premium was 2.12 cents per $100 of both BIF and SAIF deposits.

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


Governmental Monetary Policies and Economic Controls

  The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 22 through 25 of the 1999 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

                                      (8)

Employees

  At December 31, 1999, the Company and the Bank had 246 employees of whom 40 were officers, 202 were full-time employees and 44 were part-time employees. The Company believes its employee relations are good.


ITEM 2.  PROPERTIES
-------------------

  The Company owned the following properties at December 31, 1999, with a book value of $5.0 million:

             Location                                                Description
             --------                                                -----------
Ellicott City Administrative Office                       Office building producing
 9171 Baltimore National Pike                             $192,000 annual rental income
 Ellicott City, MD 21042

Ellicott City                                             Primary branch location, including
  9151 Baltimore National Pike                            additional administrative offices
  Ellicott City, MD 21042

Long Gate                                                 Full-service branch
  4450 Long Gate Parkway
  Ellicott City, MD 21043

Timonium                                                  Full-service branch
  67 West Aylesbury Road
  Timonium, MD 21093

Columbia Town Center                                      Detached drive-through branch with
  10480 Little Patuxent Parkway                           ground lease
  Columbia, MD 21044

River Hill                                                Detached drive-through branch with
  6030 Daybreak Circle                                    ground lease
  Clarksville, MD 21029

  The Company leased the following facilities at December 31, 1999, at an aggregate annual rental of $1.3 million. In addition, in February 2000, the Company leased an additional 11,000 square feet of office space to accommodate past and anticipated growth, exclusive of branch growth.

           Location                                     Description            Lease Expiration Date
           --------                                     -----------            ---------------------
Blakehurst                                       Retirement community branch            10/03
  1055 West Joppa Road
  Towson, MD 21204

Columbia Town Center                             Full-service branch and                 5/13
  10480 Little Patuxent Parkway                  administrative offices
  Columbia, MD 21044

Cross Keys                                       Full-service branch                    11/05
  5100 Falls Road, Suite 96
  Baltimore, MD 21210

                                      (9)

           Location                                     Description            Lease Expiration Date
           --------                                     -----------            ---------------------
Edenwald                                         Retirement community branch            12/08
  800 Southerly Road
  Baltimore, MD 21286

Harmony Hall                                     Retirement community branch            11/00
  6336 Cedar Lane
  Columbia, MD 21044

Harper's Choice                                  Full-service branch                     3/05
  5485 Harper's Farm Road
  Columbia, MD 21044

Heaver Plaza                                     Full-service branch and                 2/11
  1301 York Road                                 administrative offices
  Lutherville, MD 21093

Oakland Mills                                    Full-service branch                     9/18
  5880 Robert Oliver Place
  Columbia, MD 21044

Olney                                            Administrative office                   4/01
  3418 Olandwood Court
  Olney, MD 20832

River Hill                                       Full-service branch                    11/17
  6030 Daybreak Circle
  Clarkesville, MD 21029

Roland Park Place                                Retirement community branch             1/02
  830 West 40th Street
  Baltimore, MD  21211

Vantage House                                    Retirement community branch             2/06
  5400 Vantage Point Road
  Columbia, MD 21044

Wilde Lake                                       Full-service branch                     6/02
  10451 Twin Rivers Road
  Columbia, MD 21044


ITEM 3. LEGAL PROCEEDINGS
-------------------------

  The Company is party to legal actions which are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

                                     (10)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  At a special meeting of stockholders held February 23, 2000, the Company received stockholder approval for the merger of Suburban Bancshares, Inc. and Suburban Bank of Maryland with and into the Company and the Bank. The voting for the proposed merger is summarized below.

                                     Total Shares           %
                                   -----------------     -------
For                                    3,053,950           67.7%
Against                                  205,236            4.6
Abstain                                    5,750             .1
Not voted                              1,243,733           27.6
                                   -----------------     -------
Total shares outstanding
     on record date                    4,508,669          100.0%
                                   =================     =======

Not Voted

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

  The information required by this Item is set forth by reference to the information appearing under the captions "Dividends and Common Stock" on page 47 and "Recent Common Stock Prices" on page 54 of the 1999 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 8 of the 1999 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

  The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 9 through 27 of the 1999 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

  For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 22 through 25 of the 1999 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

  The financial statements required by this Item as to the Company and the Company's Independent Auditors' Report thereon are incorporated by reference to the 1999 Annual Report to Stockholders included in Exhibit 13.1, pages 28 through 52, filed herewith. The supplementary data required by this Item as to the Company

                                     (11)
is incorporated by reference to the information appearing under the caption "Selected Quarterly Financial Data" on page 53 of the 1999 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There have been neither changes in nor disagreements with accountants on accounting and financial disclosure.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

  The following information is supplied with respect to Mr. Bond and to other named executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 2000.

                                                                   Position with the
      Name                      Age                               Company and the Bank
      ----                      ---                               --------------------
John M. Bond, Jr.               56                  President and Chief Executive Officer of the Company and the
                                                    Bank and Treasurer of the Company.

Michael T. Galeone              51                  Executive Vice President of the Bank.

Stephen A. Horvath              50                  Executive Vice President of the Bank.

Robert W. Locke                 54                  Executive Vice President of the Bank.

Scott C. Nicholson              38                  Executive Vice President of the Bank.

John A. Scaldara, Jr.           36                  Executive Vice President, Chief Financial Officer and Secretary
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

     Mr. Galeone directs the retail branch operations and consumer lending activities of the Bank. He has in excess of 20 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs. He is currently a member of the Board for the Economic Development Authority for Howard County and the Howard County Chamber of Commerce, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University, Institute of Technology.

     Mr. Horvath directs the Washington Region of the Bank, acquired as part of the merger of Suburban and Suburban Bank with and into the Company and the Bank, as of March 8, 2000. Prior to the merger, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and Suburban Bank. He has also held positions with Crestar and First Union National Bank. Mr. Horvath is active in civic affairs, serving as Chairman of the Prince Georges United Way Campaign and Chairman of the Finance Committee of the Prince Georges Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.) and the Stonier Graduate School of Banking.

                                     (12)

     Mr. Locke directs the commercial lending activities of the Bank. He has over 20 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke is actively involved in civic and professional affairs, serving as Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Better Business Bureau and the Baltimore Division of the American Heart Association. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

     Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 16 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen's Investment Corporation. Mr. Nicholson is actively involved in civic and professional affairs, serving with various organizations including the Rotary Club of Columbia Town Center, the Soccer Association of Columbia/Howard County and as Director of Development Guaranty Group of Montgomery County, Inc., a subsidiary of Maryland National Capital Building Industry Association. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

     Mr. Scaldara directs the accounting, finance, loan administration, cash management and transaction processing activities of the Company. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as Chairman of the Howard Hospital Foundation. Mr. Scaldara has served as Secretary of the Company and the Bank since January 1991.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Executive Officers, Directors and Nominees" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

                                     (13)

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

a.  Exhibits

       (2.1) Plan and Agreement to Merge, dated September 28, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Form 8-K filed by the Company on October 4, 1999 (File No. 0-24302).

       (2.2) First Amendment to Plan and Agreement to Merge, dated November 24, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, Amendment No. 1 to the Company's Registration Statement on Form S-4 filed by the Company on December 29, 1999 (Reg. No. 333-91887).

       (3.1) Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-24302).

       (3.1a)  Articles Supplementary dated September 27, 1999 (filed herein as
               Exhibit 3.1a).

       (3.2) Form of Amended and Restated By-laws of the Company, restated as of March 8, 2000 (filed herein as Exhibit 3.2).

       (4.1)   Not Applicable.

       (9.1)   Not Applicable.

       (10.1) Form of the Company's 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-24302).

       (10.1a) Amendment dated September 28, 1998 to the Company's 1987 Stock
               Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-24302).

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

       (10.4) Form of the Company's 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-24302).

                                     (14)

       (10.5) Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

       (10.6) Form of the Company's Incentive Stock Option Agreement for use under the 1997 Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

       (10.7) Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-24302).

       (10.7a) Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-24302).

       (10.8)  Form of Employment Agreement dated February 26, 1996 with Michael
               T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-24302).

       (10.8a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-24302).

       (10.9) Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 0-24302).

       (10.9a) Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 0-24302).

       (10.10) Form of Employment Agreement dated February 26, 1999 with Robert
               W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-24302).

       (10.11) Deferred Compensation Plan dated September 27, 1996, as amended
               December 30, 1996, and February 24, 1997, including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-24302).

       (10.12) Data Processing agreements by and between the Bank and M&I Data
               Services, Inc., including addendums thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-24302).

                                     (15)

       (10.13) Form of the Company's 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-10231).

       (10.13a)Amendment dated September 26, 1998 to the Company's 1997 Stock
               Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-24302).

       (10.14) Form of Board Chairman's Services Agreement with Winfield M.
               Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

       (10.15) Form of Employment Agreement with Stephen A. Horvath, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

       (10.16) Form of Employment Agreement dated November 2, 1999 with Scott C.
               Nicholson (filed herein as Exhibit 10.16).

       (11.1)  Not Applicable.

       (12.1)  Not Applicable.

       (13.1)  1999 Annual Report to Stockholders (filed herein as Exhibit
               13.1).

       (16.1)  Not Applicable.

       (18.1)  Not Applicable.

       (21.1)  List of Subsidiaries of the Company

                                                         State of     Percentage
               Name                    Incorporation     Owned by      Ownership
               ----                    -------------     --------     ----------
               The Columbia            Maryland        Columbia           100%
               Bank                                    Bancorp

               McAlpine                Maryland        The Columbia       100%
               Enterprises,  Inc.                      Bank

               Howard I, LLC           Maryland        The Columbia       100%
                                                       Bank
               Howard II, LLC          Maryland        The Columbia       100%
                                                       Bank

       (22.1)  Not Applicable.

       (23.1) Consent of Independent Auditors (filed herein as Exhibit 23.1).

       (24.1)  Not Applicable.

       (27.1)  Financial Data Schedule (filed herein as Exhibit 27.1).

                                     (16)

       (99.1) Notice of the 2000 Annual Meeting of Stockholders, Proxy Statement for the 2000 Annual Meeting of Stockholders and the 2000 Form of Proxy (filed herein as Exhibit 99.1).


b.   Reports on Form 8-K

     1. Current Report on Form 8-K dated March 10, 2000 reporting, under Item 5, the completion of the merger of Suburban Bancshares, Inc. and Suburban Bank of Maryland with and into the Company and the Bank, respectively, effective March 8, 2000.


     2. Current Report on Form 8-K dated October 4, 1999 reporting, under Item 5, that on September 28, 1999 the Company entered into a Plan and Agreement to Merge (the "Agreement") with Suburban Bancshares, Inc. The Agreement provided for Suburban Bancshares, Inc. and Suburban Bank of Maryland to merge with and into the Company and the Bank, respectively, in a pooling-of-interests transaction.


                                     (17)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Columbia Bancorp
                                         (Registrant)


March 27, 2000                           By: /s/
                                            -------------------------------
                                         John M. Bond, Jr.
                                         President, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                           Title                    Date
---------                           -----                    ----

/s/
----------------------------     Chairman of the            3/27/00
Winfield M. Kelly, Jr.           Board

/s/
----------------------------     Vice Chairman of the       3/27/00
James R. Moxley, Jr.             the Board

/s/
----------------------------     Chairman of the            3/27/00
Herschel L. Langenthal           Executive Committee

/s/
----------------------------     President, Chief           3/27/00
John M. Bond, Jr.                Executive Officer and
                                 Treasurer

/s/
----------------------------     Secretary                  3/27/00
John A. Scaldara, Jr.            and Chief Financial
                                 Officer

/s/
----------------------------     Director                   3/27/00
Anand S. Bhasin


                                     (18)

Signature                           Title                    Date
---------                           -----                    ----


----------------------------     Director                   3/27/00
Robert R. Bowie, Jr.



----------------------------     Director                   3/27/00
Garnett Y. Clark, Jr.


/s/
----------------------------     Director                   3/27/00
Hugh F.Z. Cole, Jr.


/s/
----------------------------     Director                   3/27/00
G. William Floyd


/s/
----------------------------     Director                   3/27/00
William L. Hermann


/s/
----------------------------     Director                   3/27/00
Charles C. Holman


/s/
----------------------------     Director                   3/27/00
Harry L. Lundy, Jr.


/s/
----------------------------     Director                   3/27/00
Richard E. McCready


/s/
----------------------------     Director                   3/27/00
Kenneth H. Michael


/s/
----------------------------     Director                   3/27/00
James R. Moxley, III



----------------------------     Director                   3/27/00
Vincent D. Palumbo


/s/
----------------------------     Director                   3/27/00
Mary S. Scrivener

                                     (19)

Signature                           Title                     Date
---------                           -----                     ----

/s/
----------------------------     Director                   3/27/00
Lawrence A. Shulman


/s/
----------------------------     Director                   3/27/00
Maurice M. Simpkins


/s/
----------------------------     Director                   3/27/00
Robert N. Smelkinson


/s/
----------------------------     Director                   3/27/00
Albert W. Turner


/s/
----------------------------     Director                   3/27/00
Theodore G. Venetoulis


                                     (20)

                               INDEX TO EXHIBITS
                               -----------------



  Exhibit No.                                        Title of Exhibit
  -----------                                        ----------------


      3.1a     Articles Supplementary dated September 27, 1999.

      3.2 Form of Amended and Restated By-Laws of Columbia Bancorp, restated as of March 8, 3000.

     10.16 Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson.

     13.1      Annual Report to Stockholders for the year ended December
               31, 1999.

     23.1      Consent of Independent Auditors.

     27.1      Financial Data Schedule.

     99.1 Notice of the 2000 Annual Meeting of Stockholders, Proxy Statement for the 2000 Annual Meeting of Stockholders and the 2000 Form of Proxy.


                                     (21)