Form 10-Q
period 2000-03-31
COLUMBIA BANCORP
filed 2000-05-15
CIK 834105

                FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

  For the quarterly period ended March 31, 2000
                                 --------------

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,156,025 shares as of May 10, 2000.

                               COLUMBIA BANCORP
                                   CONTENTS

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Statements of Condition as of March 31, 2000
            (unaudited) and December 31, 1999                                            3

          Consolidated Statements of Income and Comprehensive Income for
             the Three Months Ended March 31, 2000 and 1999 (unaudited)                  4

          Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999 (unaudited)                                         5

          Notes to Consolidated Financial Statements                                     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    17

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                             17

 Item 2.  Changes in Securities and Use of Proceeds                                     17

 Item 3.  Defaults Upon Senior Securities                                               17

 Item 4.  Submission of Matters to a Vote of Security Holders                           17

 Item 5.  Other Information                                                             17

 Item 6.  Exhibits and Reports of Form 8-K                                              18

                                      (2)

PART I    ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                                  March 31,                 December 31,
                                                                                    2000                        1999
                                                                             ------------------          ------------------
ASSETS
------
Cash and due from banks                                                             $ 30,608                    $ 37,108
Federal funds sold                                                                    30,545                      22,507
Investment securities (fair value $94,209 in 2000 and
    $92,356 in 1999)                                                                  95,409                      93,412
Securities available-for-sale                                                         62,977                      57,492
Residential mortgage loans originated for sale                                         2,359                       2,707
Loans:
    Commercial                                                                       149,268                     141,675
    Real estate development and construction                                         100,813                     100,729
    Real estate mortgage:
        Residential                                                                   19,660                      24,334
        Commercial                                                                    75,769                      68,450
    Retail, principally residential equity lines of credit                           119,377                     111,230
    Credit card                                                                        2,076                       2,217
    Other                                                                              2,438                       3,990
                                                                                    --------                    --------
        Total loans                                                                  469,401                     452,625
    Less:    Unearned income, net of origination costs                                   196                         193
             Allowance for credit losses                                               6,252                       6,071
                                                                                    --------                    --------
        Loans, net                                                                   462,953                     446,361
Other real estate owned                                                                3,867                       4,035
Property and equipment, net                                                           11,148                      10,473
Prepaid expenses and other assets                                                     16,678                      17,142
                                                                                    --------                    --------

                 Total assets                                                       $716,544                    $691,237
                                                                                    ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
    Noninterest-bearing demand deposits                                             $123,859                    $120,165
    Interest-bearing deposits                                                        455,237                     434,402
                                                                                    --------                    --------
        Total deposits                                                               579,096                     554,567
Short-term borrowings                                                                 49,265                      51,728
Long-term borrowings                                                                  20,000                      20,000
Accrued expenses and other liabilities                                                 7,916                       3,656
                                                                                    --------                    --------
        Total liabilities                                                            656,277                     629,951
                                                                                    --------                    --------
Stockholders' equity
    Common stock, $.01 par value per share:
        authorized 10,000,000 shares; outstanding
        7,155,233 and 7,150,371 shares, respectively                                      71                          71
    Additional paid-in-capital                                                        48,450                      48,424
    Retained earnings                                                                 13,350                      13,938
    Accumulated other comprehensive income                                            (1,604)                     (1,147)
                                                                                    --------                    --------
        Total stockholders' equity                                                    60,267                      61,286
                                                                                    --------                    --------

            Total liabilities and stockholders' equity                              $716,544                    $691,237
                                                                                    ========                    ========

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the Three Months Ended March 31, 2000 and 1999
                            (dollars in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                  -------------------------------------------
                                                                                          2000                    1999
                                                                                  -------------------       -----------------
                                                                                                   (unaudited)
Interest income:
    Loans                                                                              $ 10,593                   $  9,124
    Investment securities                                                                 2,473                      1,945
    Federal funds sold                                                                      219                        528
                                                                                       --------                   --------
        Total interest income                                                            13,285                     11,597
                                                                                       --------                   --------
Interest expense:
    Deposits                                                                              4,271                      4,161
    Borrowings                                                                            1,035                        600
                                                                                       --------                   --------
        Total interest expense                                                            5,306                      4,761
                                                                                       --------                   --------
        Net interest income                                                               7,979                      6,836
    Provision for credit losses                                                             271                        210
                                                                                       --------                   --------
        Net interest income after provision for credit losses                             7,708                      6,626
                                                                                       --------                   --------
Noninterest income:
    Fees charged for services                                                               544                        524
    Gains on sales of mortgage loans, net of costs                                           91                        452
    Other                                                                                   280                        290
                                                                                       --------                   --------
        Total noninterest income                                                            915                      1,266
                                                                                       --------                   --------
Noninterest expense:
    Salaries and employee benefits                                                        3,130                      2,785
    Occupancy, net                                                                          859                        717
    Equipment                                                                               461                        384
    Data processing                                                                         392                        377
    Marketing                                                                               174                        148
    Cash management services                                                                 96                         68
    Professional fees                                                                       158                         91
    Net expense (income) on other real estate owned                                         (12)                        55
    Deposit insurance                                                                        42                         43
    Merger-related expenses                                                               2,213                        ---
    Other                                                                                   779                        811
                                                                                       --------                   --------
        Total noninterest expense                                                         8,292                      5,479
                                                                                       --------                   --------
Income before income taxes                                                                  331                      2,413
Income tax provision                                                                        275                        857
                                                                                       --------                   --------
        Net income                                                                           56                      1,556
Other comprehensive income, net of tax - unrealized
    losses on securities available for sale                                                (457)                      (290)
                                                                                       --------                   --------
        Comprehensive income                                                           $   (401)                  $  1,266
                                                                                       ========                   ========
Per common share data:
    Net income:  Basic                                                                    $0.01                      $0.22
                 Diluted                                                                   0.01                       0.21
    Cash dividends declared                                                                0.09                       0.05

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999
                            (dollars in thousands)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                  -------------------------------------------
                                                                                          2000                    1999
                                                                                  -------------------       -----------------
                                                                                                   (unaudited)
Cash flows from operating activities:
   Net income                                                                          $     56                $  1,556
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                    301                     335
           Amortization of loan fee income                                                 (258)                   (343)
           Provision for credit losses                                                      271                     210
           Gains on sales of mortgage loans, net of costs                                   (91)                   (452)
           Proceeds from sales of mortgage loans originated for sale                      9,350                  46,558
           Disbursements for residential mortgage loans originated for sale              (8,911)                (30,826)
           Loan fees deferred, net of origination costs                                     248                     385
           Decrease in prepaid expenses and other assets                                    811                     316
           Increase in accrued expenses and other liabilities                             4,020                     501
                                                                                       --------                --------
               Net cash provided by operating activities                                  5,797                  18,240
                                                                                       --------                --------
Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                                (18,199)                 (2,559)
    Loan purchases                                                                          (75)                 (1,716)
    Loan sales                                                                            1,421                     683
    Purchases of investment securities                                                  (11,000)                (13,097)
    Purchases of securities available-for-sale                                           (8,211)                (12,265)
    Proceeds from maturities and principal repayments of
        investment securities                                                             9,004                  11,684
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                                     1,992                   5,271
    Proceeds from sales of investments available-for-sale                                   ---                     482
    Additions to other real estate owned                                                   (235)                   (107)
    Sales of other real estate owned                                                        405                     677
    Purchases of property and equipment                                                  (1,112)                   (138)
    Disposal of property and equipment                                                      126                     ---
    Purchase of life insurance                                                              ---                    (470)
    Increase in cash surrender value of life insurance                                      (61)                   (115)
                                                                                       --------                --------
        Net cash used in investing activities                                           (25,945)                (11,670)
                                                                                       --------                --------
Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                             24,529                     905
    Increase (decrease) in short-term borrowings                                         (2,463)                  4,030
    Proceeds from sale or issuance of common stock                                          ---                      35
    Cash dividends distributed on common stock                                             (406)                   (365)
    Net proceeds from stock options and warrants exercised and
        common stock exchanged                                                               26                      44
    Purchase of common stock                                                                ---                    (718)
                                                                                       --------                --------
        Net cash provided by financing activities                                        21,686                   3,931
                                                                                       --------                --------

Net increase in cash and cash equivalents                                                 1,538                  10,501
    Cash and cash equivalents at beginning of period                                     59,615                  87,902
                                                                                       --------                --------
    Cash and cash equivalents at end of period                                         $ 61,153                $ 98,403
                                                                                       ========                ========
Supplemental information:
        Interest paid on deposits and borrowings                                       $  5,251                $  4,891
        Income taxes paid                                                                   ---                      35
        Transfer of loans to other real estate owned                                        ---                     149

See accompanying notes to consolidated financial statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of and for the three months
                  ended March 31, 2000 and 1999 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

     The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1999 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and its wholly-owned subsidiaries, McAlpine Enterprises, Inc., Howard I, LLP and Howard II, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that will be achieved for the entire year. The financial data for 1999 has been restated to reflect the effects of the merger of Suburban Bancshares, Inc. ("Suburban") with and into Columbia Bancorp in March 2000, which was accounted for using the pooling-of-interests method.

NOTE 2 - MERGER

   On March 8, 2000, the Company completed the merger of Suburban with and into Columbia Bancorp and the merger of Suburban Bank of Maryland with and into the Bank. The Company and Suburban had entered into a definitive agreement on September 28, 1999. As a result of the merger, each share of the outstanding common stock of Suburban was converted into .2338 shares of the Company's common stock, resulting in the issuance of approximately 2,641,746 shares, subject to adjustment to account for fractional shares.

   Merger-related expenses of $2.2 million are included in the consolidated statement of income for the three months ended March 31, 2000 and consist principally of $657,000 for data processing conversion costs, $487,000 for professional fees, $480,000 for contract termination fees, $59,000 for severance payments to terminated employees and $531,000 for other expenses.

   The merger added approximately $220 million in assets, $185 million in deposits and $20 million in stockholders' equity. In addition, the Company's branch network increased from 15 branches to 23 branches, located in Howard, Baltimore, Prince George's and Montgomery Counties, Maryland, and Baltimore City, Maryland.

                                      (6)

NOTE 3  -  INVESTMENTS

   The amortized cost and estimated fair values of investment securities and securities available-for-sale at March 31, 2000 were as follows:

                                                                             Gross             Gross            Estimated
                                                        Amortized         Unrealized         Unrealized            Fair
                                                           Cost              Gains             Losses             Value
                                              ---------------------------------------------------------------------------
                                                                          (dollars in thousands)
Investment securities:
    U.S. Treasury securities                              $ 6,000              $---             $    4            $ 5,996
    Federal agency securities                              85,603               ---              1,147             84,456
    Mortgage-backed securities                              3,806               ---                 49              3,757
                                              ---------------------------------------------------------------------------
        Total                                             $95,409              $---             $1,200            $94,209
                                              ===========================================================================
Securities available-for-sale:
    U.S. Treasury securities                              $ 1,199              $---             $    1            $ 1,198
    Federal agency securities                              34,220               ---              1,261             32,959
    Mortgage-backed securities                              9,434                 1                561              8,874
    Trust preferred stocks                                 15,882               ---                779             15,103
    Investment in Federal Home Loan
        Bank stock                                          2,682               ---                ---              2,682
    Other                                                   2,172                33                 44              2,161
                                              ---------------------------------------------------------------------------
        Total                                             $65,589              $ 34             $2,646            $62,977
                                              ===========================================================================


   The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 1999 were as follows:

                                                                             Gross             Gross            Estimated
                                                        Amortized         Unrealized         Unrealized            Fair
                                                           Cost              Gains             Losses             Value
                                              ---------------------------------------------------------------------------
                                                                          (dollars in thousands)
Investment securities:
    U.S. Treasury securities                              $14,999              $---             $    7            $14,992
    Federal agency securities                              74,603               ---              1,002             73,601
    Mortgage-backed securities                              3,810                 1                 48              3,763
                                              ---------------------------------------------------------------------------
        Total                                             $93,412              $  1             $1,057            $92,356
                                              ===========================================================================
Securities available-for-sale:
    U.S. Treasury securities                              $ 1,199              $  3             $  ---            $ 1,202
    Federal agency securities                              32,715                 6              1,198             31,523
    Mortgage-backed securities                              9,728                 1                479              9,250
    Trust preferred stocks                                 11,904                50                229             11,725
    Investment in Federal Home Loan
        Bank stock                                          1,939               ---                ---              1,939
    Other                                                   1,880                15                 42              1,853
                                              ---------------------------------------------------------------------------
        Total                                             $59,365              $ 75             $1,948            $57,492
                                              ===========================================================================

                                      (7)

NOTE 4  -  PER SHARE DATA

     Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                          Three Months Ended March 31,
                                                 ---------------------------------------------------------------------------
                                                                2000                                      1999
                                                 ---------------------------------      ------------------------------------
                                                        Basic           Diluted                 Basic            Diluted
                                                 ---------------------------------      ------------------------------------
Net income                                              $   56,029      $   56,029              $1,556,336        $1,556,336
Net income, before merger-related expenses,
    net of tax                                           1,628,329       1,628,329               1,556,336         1,556,336
Weighted average shares outstanding                      7,153,905       7,153,905               7,188,312         7,188,312
Dilutive securities                                            ---          45,019                     ---            80,340
                                                 ---------------------------------      ------------------------------------
Adjusted weighted average shares
    used in EPS computation                              7,153,905       7,198,924               7,188,312         7,268,652
                                                 =================================      ====================================

Net income per common share                             $     0.01      $     0.01              $     0.22        $     0.21
                                                        ==========================              ============================
Net income per common share,
    before merger-related expenses, net of tax                0.23            0.23                    0.22              0.21
                                                        ==========================              ============================


NOTE 5  -  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2000 whose contract amounts represent potential credit risk is as follows:

                                                              March 31,
                                                                 2000
                                                     ----------------------
                                                     (dollars in thousands)
Commitments to extend credit (a)                             $231,405
Standby letters of credit                                      14,693
Limited recourse on mortgage loans sold                         3,277

-----------------------------
(a) Includes unused lines of credit totalling $228.5 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $2.9 million.


NOTE 6  -  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. Earlier application is encouraged. The Company does not currently have any hedging relationships or derivative instruments that would require reclassification under the provisions of SFAS No. 133.

                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS
----------------------------

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

THE COMPANY
-----------

    Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 23 branch banking offices, as well as mortgage and commercial loan origination offices and 28 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its primary market area to be Howard, Baltimore, Montgomery and Prince George's Counties, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.

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

     The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 2000, total deposits were $579.1 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $530.2 million or 91.6% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established a credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure
advances.   At March 31, 2000 the Company's approved credit limit with the FHLB was $65.4 million and advances outstanding totaled $20.0 million. However, the Company had collateral sufficient to borrow up to $154.7 million. Individual advances in excess of $5 million or total advances above the approved $65.4 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2000, federal funds sold totaled $30.5 million or 4.3% of total assets, investments available-for-sale totaled $63.0 million or 8.9% of total assets and the fair value of investment securities due in one year or less was $21.0 million or 2.9% of total assets.

Capital Resources
-----------------

     Total stockholders' equity was $60.3 million at March 31, 2000, representing a decrease of $1.0 million or 1.7% from December 31, 1999. The decline in stockholders' equity during 2000 was primarily due to merger costs, net of taxes, of $1.6 million, which reduced net income to $56,000. Retained earnings was further reduced by cash dividends declared of $644,000 and an increase in unrealized losses on investment securities available-for-sale of $457,000.

                                      (9)

     Dividends for the first quarter of 2000 were $.09 per share, compared to $.05 per share on a pro forma basis in 1999.

     The following table summarizes the Company's risk-based capital ratios:

                                                                   Columbia Bancorp
                                                          ----------------------------------
                                                            March 31,          December 31,                 Minimum
                                                              2000                 1999              Regulatory Requirements
----------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital                                              11.38%               12.33%                      4.00%
  Total capital                                               12.60                13.48                       8.00

Tier 1 leverage ratio                                          8.36                 9.05                       4.00


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

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2000 and the Company's interest sensitivity gap position at that date. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                      (10)

                                                                     After One
                                                One Year              Through                 After
                                                Or Less             Three Years            Three Years              Total
                                        ---------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Federal funds sold                                  $ 30,545               $    ---               $    ---             $ 30,545
Investment securities and
    securities available for sale                     36,676                 80,848                 40,862              158,386
Loans, exclusive of nonaccrual loans                 297,530                 47,588                123,414              468,532
                                        ---------------------------------------------------------------------------------------
    Interest-earning assets                          364,751                128,436                164,276              657,463
                                        ---------------------------------------------------------------------------------------

Interest-bearing deposits                            389,526                 61,044                  4,667              455,237
Other borrowings                                      49,265                    ---                 20,000               69,265
                                        ---------------------------------------------------------------------------------------
    Interest-bearing liabilities                     438,791                 61,044                 24,667              524,502
                                        ---------------------------------------------------------------------------------------

Interest sensitivity gap                            $(74,040)              $ 67,392               $139,609              132,961
                                        =======================================================================================

Cumulative interest sensitivity gap                 $(74,040)              $ (6,648)              $132,961
                                        ==================================================================
Cumulative interest sensitivity
    gap ratio                                         -10.33%                  -.93%                 18.56%
                                        ==================================================================

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

     Columbia Bancorp and Suburban have utilized separate simulation models in the past to analyze interest rate risk, both of which indicate measurements within policy guidelines established by the Company. Based on the mix of assets and liabilities of the combined balance sheets and the current interest rate environment, management believes that a combined analysis would reflect measurements within the following internal guidelines:

Change in net interest income of:                              +/- 7.5%
Change in economic value of equity of:                        +/- 20.0%

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

                                      (11)

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale decreased $348,000 or 12.9% from December 31, 1999 to March 31, 2000 due primarily to less first mortgage refinancing activity, influenced heavily by the interest rate environment.

Loans and Nonperforming Assets:

     At March 31, 2000, the Company's loan portfolio, net of unearned income, totalled $469.2 million, or 65.5% of its total assets of $716.5 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

     Since December 31, 1999, total loans increased $16.8 million, or 3.7%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing by $14.9 million and $8.1 million, respectively, since December 31, 1999. The increase in commercial loans reflected sustained business development efforts, most recently in the Baltimore County region, and the implementation of expanded product lines. The growth in retail loans is the result of general business expansion as well as less mortgage refinancing activity. These increases, however, were partially offset by a decrease of $4.7 million in residential mortgage loans.

     Commercial loans constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may by secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At March 31, 2000, commercial loans totaled $225.0 million, or 47.9% of total loans, including $75.8 million in commercial mortgages. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Retail loans, principally residential equity lines of credit, represent the second largest component of the Company's loan portfolio, totaling $119.4 million, or 25.4% of the Company's loan portfolio, at March 31, 2000. Of this amount, $104.8 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

     Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $100.8 million at March 31, 2000. The types of real estate development and construction loans originated by the Company include residential construction, residential land development, residential land acquisition and commercial construction. The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwellings. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information.

                                      (12)

     The following table provides information concerning nonperforming assets and past-due loans:

                                                           March 31,          December 31,          March 31,
                                                             2000                 1999                1999
                                                    -------------------------------------------------------------
                                                                        (dollars in thousands)
Nonaccrual loans (a)                                       $  869               $2,284              $1,672
Other real estate owned                                     3,867                4,035               4,157
                                                    -------------------------------------------------------------
    Total nonperforming assets                             $4,736               $6,319              $5,829
                                                    =============================================================

Loans past-due 90 days or more                             $  182               $    5              $   68
                                                    =============================================================

     ______________________________
(a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

     The largest component of nonperforming assets at March 31, 2000 was the Company's portfolio of other real estate owned totaling $3.9 million. At March 31, 2000, other real estate owned consisted primarily of a residential development project with 11 single family and 145 townhouse building lots remaining, at a carrying value of $3.3 million, net of participations. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of March 31, 2000, 69 single family and 37 townhouse lots had been delivered. All remaining single family and townhouse lots are under option contract of sale with two residential builders and a takedown schedule that runs through June 2003.

     Nonaccrual loans totaled $869,000 at March 31, 2000 and included eight commercial loans totaling $607,000, two real estate development and construction loans totaling $120,000, six home equity loans totaling $98,000 and three consumer loans totaling $44,000.

     Impaired loans at March 31, 2000 totaled $457,000 and consisted of seven commercial and residential development and construction loans on nonaccrual status, net of government guarantees. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at March 31, 2000 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

     The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At March 31, 2000, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at March 31, 2000 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

                                      (13)

     The changes in the Allowance are presented in the following table.

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2000            1999
                                                                        ----------------------------
                                                                           (dollars in thousands)
Allowance for credit losses -
    beginning of period                                                      $ 6,071         $ 5,490
Provision for credit losses                                                      271             210
Charge-offs                                                                     (171)           (123)
Recoveries                                                                        81             108
                                                                        ----------------------------
Allowance for credit losses -
    end of period                                                            $ 6,252         $ 5,685
                                                                        ============================

Allowance as a percentage of loans
    receivable, net of unearned income                                          1.33%           1.36%

Allowance as a percentage of nonperforming
    loans and loans past-due 90 days or more                                  594.86%         326.74%
                                                                        ============================

______________
(a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

     The Company reported net income of $56,000 for the three months ended March 31, 2000, compared to $1.56 million for the same period in 1999. However, net income before specific one-time merger-related costs, net of tax ("core earnings") was $1.63 million for the first quarter of 2000, an increase of 4.6% over the corresponding period in 1999. Net income per diluted share, exclusive of merger-related costs, was $0.23 per share for the three months ended March 31, 2000, compared to $0.21 for the same period in 1999.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. Excluding merger-related expenses, the Company's return on average assets for the three months ended March 31, 2000 was 0.93%, compared to 0.98% for the corresponding period in 1999. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Excluding merger-related expenses, return on average equity for the three months ended March 31, 2000 was 10.66%, compared to 10.63% for the corresponding period in 1999.

Net Interest Income
-------------------

     Net interest income totaled $8.0 million for the three months ended March 31, 2000, compared to $6.8 million for the same period in 1999. Net interest income increased $1.2 million in 2000 as compared to 1999 due to increases in average interest-earning assets and the rates earned on those assets, offset somewhat by increases in average balances of interest-bearing liabilities and the rates paid on those liabilities. Specifically, average interest-earning assets increased $45.6 million or 7.7% during the three months ended March 31, 2000, compared to the same period in 1999, as a result of loan growth and higher balances, on average, in investment securities and securities available-for-sale. Correspondingly, the average taxable equivalent yield on interest-earning assets increased from 7.92% for the three months ended March 31, 1999 to 8.35% for the same period in 2000. The increase in the yield was due largely to increases in the prime rate of interest of 25 basis points in July 1999, August 1999, November 1999 and February 2000.

     Additional changes in net interest income resulted from a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 70.0% at March 31, 1999 to 72.5% at March 31, 2000.

                                      (14)

     The increase in net interest income was mitigated by an increase in average interest-bearing liabilities from $477.8 million for the three months ended March 31, 1999 to $511.4 million for the same period in 2000. In addition, the rate paid on interest-bearing liabilities increased from 4.04% for the three months ended March 31, 1999 to 4.17% for the same period in 2000.

        The result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was an increase in the net interest margin on a taxable equivalent basis from 4.67% during the three months ended March 31, 1999 to 5.01% during the same period of 2000.

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

                                                 Three Months Ended                 Three Months Ended
                                                   March 31, 2000                     March 31, 1999
                                         ------------------------------------------------------------------
                                             Average                            Average
                                             Balances    Interest   Rate        Balances    Interest   Rate
                                         ----------------------------------   -----------------------------
                                                                (dollars in thousands)
Assets
Interest-earning assets:
  Loans, net of unearned
      income (a)(b)                          $464,138     $10,601   9.19%       $416,478     $ 9,133   8.89%
  Investment securities and
      securities available-for-sale           160,198       2,474   6.21         133,327       1,945   5.92
  Federal funds sold                           15,682         219   5.62          44,636         528   4.80
                                         ------------------------       ----------------------------
     Total interest-earning assets            640,018      13,294   8.35         594,441      11,606   7.92
                                                     ------------                       ------------
Noninterest-earning assets:
  Cash and due from banks                      29,920                             25,822
  Property and equipment, net                  10,725                             10,209
  Other assets                                 21,117                             19,944
  Less: allowance for credit losses            (6,148)                            (5,577)
                                         ------------                   ----------------

Total assets                                 $695,632                           $644,839
                                         ============                   ================
Liabilities and Stockholders'
    Equity
Interest-bearing liabilities:
  NOW accounts                               $ 53,893     $   169   1.26        $ 52,738     $   181   1.39
  Savings accounts                             72,269         542   3.01          73,875         580   3.18
  Money market accounts                        99,014         908   3.69          99,040         840   3.44
  Certificates of deposit                     209,527       2,652   5.09         197,984       2,560   5.24
  Short-term borrowings                        56,707         770   5.46          34,207         337   4.01
  Long-term borrowings                         20,000         265   5.33          20,000         263   5.34
                                         ------------------------       ----------------------------
     Total interest-bearing liabilities       511,410       5,306   4.17         477,844       4,761   4.04
                                                     ------------                       ------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                113,805                             95,424
  Other liabilities                             8,034                              6,621
Stockholders' equity                           62,383                             64,950
                                         ------------                   ----------------
    Total liabilities and
      stockholders' equity                   $695,632                           $644,839
                                         ============                   ================
Net interest income                                       $ 7,988                            $ 6,845
                                                     ============                       ============
Net interest spread                                                 4.18%                              3.88%
                                                                 -------                            -------
Net interest margin                                                 5.01%                              4.67%
                                                                 =======                            =======

(a) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $258,000 and $343,000 for the three months ended March 31, 2000 and 1999, respectively.
(b) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

                                      (15)

     The following table provides further analysis of the increase in net interest income.

                                                                      Three Months Ended March 31, 2000
                                                                     Compared to the Three Months Ended
                                                                               March 31, 1999
                                                        ---------------------------------------------------------
                                                                                       Increase/(Decrease)
                                                                                           Due to (a)
                                                               Increase    --------------------------------------
                                                              (Decrease)             Rate              Volume
                                                        ---------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
    Loans (b)(c)                                                     $1,468               $334             $1,134
    Investment securities and securities
        available-for-sale                                              529                103                426
    Federal funds sold                                                 (309)                80               (389)
                                                        ---------------------------------------------------------
        Total interest income                                         1,688                517              1,171
                                                        ---------------------------------------------------------
Interest expense:
    Deposits                                                            110                (24)               134
    Borrowings                                                          435                136                299
                                                        ---------------------------------------------------------
        Total interest expense                                          545                112                433
                                                        ---------------------------------------------------------

        Net interest income                                          $1,143               $405             $  738
                                                        =========================================================

______________
(a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)  Includes interest on loans originated for sale.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $915,000 for the three months ended March 31, 2000, as compared to $1.3 million for the corresponding period in 1999. The $351,000 decline in noninterest income during the first quarter of 2000 as compared to the same quarter of 1999 was due to a decrease in gains on sales of mortgage loans, net of costs, of $361,000. Net gains on the sales of mortgage loans decreased due to a $37.2 million or 80.0% decrease in the volume of loans sold.

Noninterest Expense
-------------------

     Noninterest expense, exclusive of merger-related expenses totaling $2.2 million, increased $600,000 or 11.0% for the three months ended March 31, 2000, as compared to the same period in 1999. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $345,000 for the three months ended March 31, 2000 as compared to the same period in 1999. Salaries and benefits increased primarily as a result of an increase in the number of full time equivalent employees due to general business expansion efforts, general merit and performance increases and increased costs associated with a more competitive labor market.

     Occupancy costs increased $142,000 or 19.8% during the three months ended March 31, 2000 as compared to the same period in 1999 as a result of continued expansion of the branch network, with the opening of two full-service branches in Timonium and Beltsville, Maryland and the relocation of a third branch since March 31, 1999.

                                      (16)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II


ITEM 1. LEGAL PROCEEDINGS

   On April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et. al., Civil Action No. WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House, on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleges, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the file in accordance with the rules governing the ACH Network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge for the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract, conversion and tortious interference with contract and with prospective business relations.
The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories. The Bank considers the counterclaims meritless and will vigorously defend all claims brought against it.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

   On March 27, 2000, the Board of Directors of the Company declared a $.09 per share cash dividend to common stockholders of record on April 10, 2000, payable April 24, 2000.

                                      (17)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

                 Exhibit No.                              Reference
                 -----------                              ---------

                 27.0 Financial Data Schedule              Page 20

           (b)   Reports on Form 8-K
                 Current Report on Form 8-K dated March 10, 2000 reporting, under Item 5, the completion of the merger of Suburban Bancshares, Inc. and Suburban Bank of Maryland with and into the Company and the Bank, respectively, effective March 8, 2000.



                                      (18)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COLUMBIA BANCORP

                                               PRINCIPAL EXECUTIVE OFFICER:


May 15, 2000                                   /s/ John M. Bond, Jr.
Date                                           ------------------------------
                                               John M. Bond, Jr.
                                               President and
                                               Chief Executive Officer



                                               PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER:


May 15, 2000                                   /s/  John A. Scaldara, Jr.
Date                                           ------------------------------
                                               John A. Scaldara, Jr.
                                               Executive Vice President,
                                               Corporate Secretary and
                                               Chief Financial Officer

                                      (19)