Form 10-Q
period 2000-06-30
COLUMBIA BANCORP
filed 2000-08-11
CIK 834105

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

          For the quarterly period ended June 30, 2000
                                         -------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934

          For the transition period from ________________ to ________________

                        Commission file number 0-24302


                               COLUMBIA BANCORP
            (exact name of registrant as specified in its charter)


                            Maryland                                                     52-1545782
       -------------------------------------------------           --------------------------------------------------------
                (State or other jurisdiction of                              (I.R.S. Employer Identification No.)
                 incorporation or organization)



                                      10480 Little Patuxent Parkway, Columbia, Maryland 21044
------------------------------------------------------------------------------------------------------------------------------------
                                             (Address of principal executive offices)


                                                          (410) 465-4800
------------------------------------------------------------------------------------------------------------------------------------
                                       (Registrant's telephone number, including area code)

------------------------------------------------------------------------------------------------------------------------------------
                        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X     No ____________
    ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,156,025 shares as of August 9, 2000.

                               COLUMBIA BANCORP
                                   CONTENTS

                                                                                            Page
                                                                                            ----

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

  Consolidated Statements of Condition as of June 30, 2000
    (unaudited) and December 31, 1999                                                         3

  Consolidated Statements of Income and Comprehensive Income for
     the Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)                 4

  Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (unaudited)                                                       5

   Notes to Consolidated Financial Statements                                                 6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                      9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         18

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                  18

 Item 2.  Changes in Securities and Use of Proceeds                                          18

 Item 3.  Defaults Upon Senior Securities                                                    18

 Item 4.  Submission of Matters to a Vote of Security Holders                                18

 Item 5.  Other Information                                                                  19

 Item 6.  Exhibits and Reports of Form 8-K                                                   19

                                      (2)

PART I  ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                                   June 30,              December 31,
                                                                                     2000                   1999
                                                                                 -----------            --------------
                         ASSETS
                         ------
Cash and due from banks                                                          $   41,787                $   37,108
Federal funds sold                                                                   16,719                    22,507
Investment securities (fair value $93,741 in 2000 and
    $92,356 in 1999)                                                                 94,893                    93,412
Securities available-for-sale                                                        62,406                    57,492
Residential mortgage loans originated for sale                                        2,127                     2,707
Loans:
    Commercial                                                                      171,371                   141,675
    Real estate development and construction                                        104,641                   100,729
    Real estate mortgage:
        Residential                                                                  17,754                    24,334
        Commercial                                                                   71,395                    68,450
    Retail, principally residential equity lines of credit                          127,469                   111,230
    Credit card                                                                       2,208                     2,217
    Other                                                                             3,615                     3,990
                                                                                 -----------            --------------
        Total loans                                                                 498,453                   452,625
    Less:    Unearned income, net of origination costs                                 (369)                     (193)
                Allowance for credit losses                                          (6,560)                   (6,071)
                                                                                 -----------            --------------
        Loans, net                                                                  491,524                   446,361
Other real estate owned                                                               3,620                     4,035
Property and equipment, net                                                          11,272                    10,473
Prepaid expenses and other assets                                                    16,415                    17,142
                                                                                 -----------            --------------
                 Total assets                                                    $  740,763                $  691,237
                                                                                 ===========            ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Deposits
    Noninterest-bearing demand deposits                                          $  120,717                $  120,165
    Interest-bearing deposits                                                       480,524                   434,402
                                                                                 -----------            --------------
        Total deposits                                                              601,241                   554,567
Short-term borrowings                                                                53,376                    51,728
Long-term borrowings                                                                 20,000                    20,000
Accrued expenses and other liabilities                                                4,348                     3,656
                                                                                 -----------            --------------
        Total liabilities                                                           678,965                   629,951
                                                                                 -----------            --------------

Stockholders' equity
    Common stock, $.01 par value per share:
        authorized 10,000,000 shares; outstanding
        7,156,025 and 7,150,849 shares, respectively                                     71                        71
    Additional paid-in-capital                                                       48,454                    48,424
    Retained earnings                                                                14,472                    13,938
    Accumulated other comprehensive income                                           (1,199)                   (1,147)
                                                                                 -----------            --------------
        Total stockholders' equity                                                   61,798                    61,286
                                                                                 -----------            --------------
            Total liabilities and stockholders' equity                           $  740,763                $  691,237
                                                                                 ===========            ==============

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For Six Months ended June 30, 2000 and 1999
                            (dollars in thousands)

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                             --------------------    --------------------
                                                               2000        1999        2000        1999
                                                             --------    --------    --------    --------
                                                                 (unaudited)              (unaudited)
Interest income:
  Loans and leases                                           $ 11,475    $  9,316    $ 22,068    $ 18,440
  Investment securities                                         2,446       2,088       4,919       4,033
  Federal funds sold                                              339         456         558         984
                                                             --------    --------    --------    --------
    Total interest income                                      14,260      11,860      27,545      23,457
                                                             --------    --------    --------    --------
Interest expense:
  Deposits                                                      4,690       4,036       8,961       8,197
  Borrowings                                                      965         682       2,000       1,282
                                                             --------    --------    --------    --------
    Total interest expense                                      5,655       4,718      10,961       9,479
                                                             --------    --------    --------    --------
    Net interest income                                         8,605       7,142      16,584      13,978
Provision for credit losses                                       541         281         812         491
                                                             --------    --------    --------    --------
    Net interest income after provision
      for credit losses                                         8,064       6,861      15,772      13,487
                                                             --------    --------    --------    --------

Noninterest income:
  Fees charged for services                                       616         563       1,160       1,087
  Gains on sales of mortgage loans, net of costs                   76         208         167         660
  Other                                                           214         246         494         536
                                                             --------    --------    --------    --------
    Total noninterest income                                      906       1,017       1,821       2,283
                                                             --------    --------    --------    --------

Noninterest expense:
  Salaries and employee benefits                                2,944       2,972       6,074       5,757
  Occupancy, net                                                  895         731       1,754       1,448
  Equipment                                                       504         396         965         780
  Data processing                                                 424         417         816         794
  Marketing                                                       321         144         495         292
  Cash management services                                        119         104         215         172
  Professional fees                                               164          98         322         189
  Net expense (income) on other real estate owned                 (44)        (53)        (56)          2
  Deposit insurance                                                42          46          84          89
  Merger-related expenses                                          96           -       2,309           -
  Other                                                           838         879       1,617       1,690
                                                             --------    --------    --------    --------
    Total noninterest expense                                   6,303       5,734      14,595      11,213
                                                             --------    --------    --------    --------
Income before income taxes                                      2,667       2,144       2,998       4,557
Income tax provision                                              901         717       1,176       1,574
                                                             --------    --------    --------    --------
    Net income                                                  1,766       1,427       1,822       2,983
Other comprehensive income (loss), net of tax - unrealized
 gains (losses) on securities available-for-sale                  405        (571)        (52)       (861)
                                                             --------    --------    --------    --------
    Comprehensive income                                        2,171         856       1,770       2,122
                                                             ========    ========    ========    ========

Per common share data:

  Net income:  Basic                                         $   0.25    $   0.20    $   0.26    $   0.42
               Diluted                                           0.25        0.20        0.25        0.41
  Cash dividends declared                                        0.09        0.05        0.18        0.10
                                                             ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended June 30, 2000 and 1999
                            (dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2000        1999
                                                                              --------    --------
                                                                                   (unaudited)
Cash flows from operating activities:
   Net income                                                                 $  1,822    $  2,983
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                           408         692
           Amortization of loan fee income                                        (389)       (682)
           Provision for credit losses                                             812         491
           Gains on sales of mortgage loans, net of costs                         (167)       (660)
           Proceeds from sales of mortgage loans originated for sale            22,074      64,362
           Disbursements for residential mortgage loans originated for sale    (21,328)    (49,841)
           Loan fees deferred, net of origination costs                            496         993
           Decrease in prepaid expenses and other assets                           874         456
           Increase in accrued expenses and other liabilities                      454       3,650
                                                                              --------    --------
               Net cash provided by operating activities                         5,056      22,444
                                                                              --------    --------
Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                       (47,931)    (24,516)
    Loan purchases                                                                (313)     (3,480)
    Loan sales                                                                   2,163       2,656
    Purchases of investment securities                                         (20,500)    (13,097)
    Purchases of securities available-for-sale                                  (8,302)    (13,755)
    Proceeds from maturities and principal repayments of
        investment securities                                                   19,018      11,684
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                            3,327       9,048
    Proceeds from sales of securities available-for-sale                            --         482
    Additions to other real estate owned                                          (293)       (340)
    Sales of other real estate owned                                               708       1,239
    Purchases of property and equipment                                         (1,223)       (850)
    Purchase of life insurance                                                      --        (470)
    Increase in cash surrender value of life insurance                            (121)       (101)
                                                                              --------    --------
        Net cash used in investing activities                                  (53,467)    (31,500)
                                                                              --------    --------
Cash flows provided by (used in) financing activities:
    Net increase (decrease) in deposits                                         46,674      (3,512)
    Increase in short-term borrowings                                            1,648      13,486
    Cash dividends distributed on common stock                                  (1,050)       (727)
    Net proceeds from stock options and common stock exchanged                      30         190
    Purchase of common stock                                                        --      (1,280)
                                                                              --------    --------
        Net cash provided by financing activities                               47,302       8,157
                                                                              --------    --------
Net decrease in cash and cash equivalents                                       (1,109)       (899)
    Cash and cash equivalents at beginning of period                            59,615      87,902
                                                                              --------    --------
    Cash and cash equivalents at end of period                                $ 58,506    $ 87,003
                                                                              ========    ========
Supplemental information:
        Interest paid on deposits and borrowings                              $ 10,804    $  9,653
        Income taxes paid                                                          775       1,468
        Transfer of loans to other real estate owned                                --         148
                                                                              ========    ========

See accompanying notes to consolidated financial statements.

                                      (5)

                        COLUMBIA BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the six months
                  ended June 30, 2000 and 1999 is unaudited)


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

     The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and The Columbia Bank's wholly-owned subsidiaries, McAlpine Enterprises, Inc., Howard I, LLP and Howard II, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year. The financial data for 1999 have been restated to reflect the effects of the merger of Suburban Bancshares, Inc. ("Suburban") with and into Columbia Bancorp in March 2000, which was accounted for using the pooling-of-interests method.

NOTE 2 -MERGER

   On March 8, 2000, the Company completed the merger of Suburban with and into the Company and the merger of Suburban Bank of Maryland with and into the Bank. The Company and Suburban had entered into a definitive agreement on September 28, 1999. As a result of the merger, each share of the outstanding common stock of Suburban was converted into .2338 shares of the Company's common stock, resulting in the issuance of approximately 2,641,746 shares, subject to adjustment to account for fractional shares.

   Merger-related expenses of $2.3 million are included in the consolidated statement of income for the six months ended June 30, 2000 and consist principally of $683,000 for systems conversion costs, $499,000 for professional fees, $481,000 for contract termination fees, $59,000 for severance payments to terminated employees and $587,000 for other expenses.

   The merger added approximately $220 million in assets, $185 million in deposits and $20 million in stockholders' equity. In addition, the Company's branch network increased from 15 branches to 23 branches, located in Howard, Baltimore, Prince George's and Montgomery Counties, Maryland, and Baltimore City, Maryland.

                                      (6)

NOTE 3 - INVESTMENTS

     The amortized cost and estimated fair values of investment securities and securities available-for-sale at June 30, 2000 were as follows:

                                                                             Gross            Gross           Estimated
                                                        Amortized         Unrealized        Unrealized           Fair
                                                          Cost               Gains            Losses            Value
                                                       ------------------------------------------------------------------
                                                                       (dollars in thousands)
Investment securities:
    Federal agency securities                            $ 91,102             $  13            $ 1,125           $ 89,990
    Mortgage-backed securities                              3,791                --                 40              3,751
                                                       ------------------------------------------------------------------
        Total                                            $ 94,893             $  13            $ 1,165           $ 93,741
                                                       ==================================================================

Securities available-for-sale:
    U.S. Treasury securities                             $  1,200             $  --            $     1           $  1,199
    Federal agency securities                              33,380                --              1,207             32,173
    Mortgage-backed securities                              9,147                --                446              8,701
    Trust preferred stocks                                 15,883               243                494             15,632
    Investment in Federal Home Loan
        Bank stock                                          2,682                --                 --              2,682
    Other                                                   2,064                 3                 48              2,019
                                                       ------------------------------------------------------------------
        Total                                            $ 64,356             $ 246            $ 2,196           $ 62,406
                                                       ==================================================================


     The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 1999 were as follows:

                                                                             Gross            Gross           Estimated
                                                        Amortized         Unrealized        Unrealized           Fair
                                                          Cost               Gains            Losses            Value
                                                       ------------------------------------------------------------------
                                                                       (dollars in thousands)
Investment securities:
    U.S. Treasury securities                             $ 14,999             $  --            $     7           $ 14,992
    Federal agency securities                              74,603                --              1,002             73,601
    Mortgage-backed securities                              3,810                 1                 48              3,763
                                                       ------------------------------------------------------------------
        Total                                            $ 93,412              $  1            $ 1,057           $ 92,356
                                                       ==================================================================

Securities available-for-sale:
    U.S. Treasury securities                             $  1,199              $  3            $    --           $  1,202
    Federal agency securities                              32,715                 6              1,198             31,523
    Mortgage-backed securities                              9,728                 1                 47              9,250
    Trust preferred stocks                                 11,904                50                229             11,725
    Investment in Federal Home Loan
        Bank stock                                          1,939                --                 --              1,939
    Other                                                   1,880                15                 42              1,853
                                                       ------------------------------------------------------------------
        Total                                            $ 59,365              $ 75            $ 1,948           $ 57,492
                                                       ==================================================================

                                      (7)

NOTE 4 - PER SHARE DATA

     Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                     Three Months Ended June 30,
                                             --------------------------------------------------------------------------
                                                              2000                                   1999
                                             -----------------------------------     ----------------------------------
                                                      Basic            Diluted                Basic           Diluted
                                             -----------------------------------     ----------------------------------
Net income                                           $1,765,551       $1,765,551            $1,427,152       $1,427,152
Net income, before merger-related
  expenses, net of tax                                1,806,627        1,806,627             1,427,152        1,427,152

Weighted average shares outstanding                   7,155,847        7,155,847             7,148,197        7,148,197
Dilutive securities                                         ---           38,253                   ---           70,418
                                             -----------------------------------     ----------------------------------
Adjusted weighted average shares
    used in EPS computation                           7,155,847        7,194,100             7,148,197        7,218,615
                                             ===================================     ==================================

Net income per common share                          $     0.25       $     0.25            $     0.20       $     0.20
                                             ===================================     ==================================
Net income per common share, before
 merger-related expenses, net of tax                 $     0.25       $     0.25            $     0.20       $     0.20
                                             ===================================     ==================================


                                                                      Six Months Ended June 30,
                                             ------------------------------------------------------------------------
                                                                2000                                   1999
                                             -----------------------------------     ----------------------------------
                                                      Basic            Diluted                Basic           Diluted
                                             -----------------------------------     ----------------------------------
Net income                                           $1,821,580       $1,821,580            $2,983,488       $2,983,488
Net income, before merger-related
  expenses, net of tax                                3,434,956        3,434,956             2,983,488        2,983,488

Weighted average shares outstanding                   7,154,876        7,154,876             7,167,907        7,167,907
Dilutive securities                                         ---           41,637                   ---           75,727
                                             -----------------------------------     ----------------------------------
Adjusted weighted average shares
    used in EPS computation                           7,154,876        7,196,513             7,167,907        7,243,634
                                             ===================================     ==================================

Net income per common share                          $     0.26       $     0.25            $     0.42       $     0.41
                                             ===================================     ==================================
Net income per common share, before
 merger-related expenses, net of tax                 $     0.48       $     0.48            $     0.42       $     0.41
                                             ===================================     ==================================


NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

                                      (8)

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2000 whose contract amounts represent potential credit risk is as follows:

                                                          June 30,
                                                            2000
                                                   ----------------------
                                                   (dollars in thousands)

     Commitments to extend credit (a)                     $227,064
     Standby letters of credit                              12,714
     Limited recourse on mortgage loans sold                 4,016

     ----------------------
     (a) Includes unused lines of credit totalling $224.5 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $2.6 million.


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

                                      (9)

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

     The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At June 30, 2000, total deposits were $601.2 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $571.8 million or 95.1% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established a credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure
advances.   At June 30, 2000 the Company's approved credit limit with the FHLB was $99.6 million and advances outstanding totaled $20.0 million. However, the Company had collateral sufficient to borrow up to $133.7 million. Individual advances in excess of $5 million or total advances above the approved $99.6 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2000, federal funds sold totaled $16.7 million or 2.3% of total assets, investments available-for-sale totaled $62.4 million or 8.4% of total assets and the fair value of investment securities due in one year or less was $13.0 million or 1.8% of total assets.

Capital Resources
-----------------

     Total stockholders' equity was $61.8 million at June 30, 2000, representing an increase of $0.5 million or 0.8% from December 31, 1999. Earnings were mitigated by the effect of merger-related costs, net of taxes, of $1.6 million. Retained earnings was reduced by cash dividends declared of $1,288,000 and an increase in unrealized losses on investment securities available-for-sale of $52,000.

     Dividends for the first six months of 2000 were $.18 per share, compared to $.10 per share in 1999.

     The following table summarizes the Company's risk-based capital ratios:

                                                                 Columbia Bancorp                      Minimum
                                                       ------------------------------------
                                                           June 30,           December 31,           Regulatory
                                                             2000                1999               Requirements
               ---------------------------------------------------------------------------------------------------
                Risk-based capital ratios:
                  Tier 1 capital                            10.95%              12.33%                     4.00%
                  Total capital                             12.09               13.48                      8.00

                Tier 1 leverage ratio                        8.83                9.05                      4.00



Market Risk and Interest Rate Sensitivity
-----------------------------------------

     The Company's interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the "ALCO") oversees the Company's management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO's interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and

                                      (10)
funding sources to achieve an acceptable spread between the Company's return on its earning assets and its cost of funds.

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2000 and the Company's interest sensitivity gap position at that date. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).


                                                                        After One
                                                   One Year             Through                After
                                                   Or Less            Three Years           Three Years             Total
                                        -----------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Federal funds sold                                 $ 16,719              $    ---              $    ---            $ 16,719
Investment securities and
    securities available for sale                    29,980                88,924                38,395             157,299
Loans, exclusive of nonaccrual loans                326,850                48,581               123,746             499,177
                                        -----------------------------------------------------------------------------------
    Interest-earning assets                         373,549               137,505               162,141             673,195
                                        -----------------------------------------------------------------------------------

Interest-bearing deposits                           393,632                81,790                 5,102             480,524
Other borrowings                                     53,376                   ---                20,000              73,376
                                        -----------------------------------------------------------------------------------
    Interest-bearing liabilities                    447,008                81,790                25,102             553,900
                                        -----------------------------------------------------------------------------------
 Interest sensitivity gap                           $(73,459)             $ 55,715              $137,039             119,295
                                        ===================================================================================

Cumulative interest sensitivity gap                $(73,459)             $(17,744)             $119,295
                                        ===============================================================

Cumulative interest sensitivity
    gap ratio                                         -9.92%                -2.40%                16.10%
                                        ===============================================================

     The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on March 31, 2000 data, the simulation analysis provided the following profile of the Company's interest rate risk:


                                                    ---------------------------------------
                                                                  Immediate Rate Change
                                                    ---------------------------------------
                                                      +200 BP         -200 BP        Policy
                                                    ---------------------------------------
             Net interest income at risk:              -0.6%           -3.4%      +/-   7.5%
             Change in Economic value of equity:       +8.6%           -6.2%       +/- 20.0%

                                      (11)

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

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale decreased $580,000 or 21.4% from December 31, 1999 to June 30, 2000 due primarily to less first mortgage refinancing activity, influenced heavily by the interest rate environment.

Loans and Nonperforming Assets:

     At June 30, 2000, the Company's loan portfolio, net of unearned income, totalled $498.1 million, or 67.2% of its total assets of $740.8 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

     Since December 31, 1999, total loans increased $45.7 million, or 10.1%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing by $29.7 million and $16.2 million, respectively, since December 31, 1999. The increase in commercial loans reflected sustained business development efforts, particularly in the Baltimore County region, and the implementation of expanded product lines. The growth in retail loans is the result of general business expansion as well as less mortgage refinancing activity. These increases, however, were partially offset by a decrease of $6.6 million in residential mortgage loans.

     Commercial loans constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may by secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At June 30, 2000, commercial loans totaled $242.7 million, or 48.7% of total loans, including $71.4 million in commercial mortgages. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Retail loans, principally residential equity lines of credit, represent the second largest component of the Company's loan portfolio, totaling $127.5 million, or 25.6% of the Company's loan portfolio, at June 30, 2000. Of this amount, $110.1 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

                                      (12)

     Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $104.6 million at June 30, 2000. A breakdown by type follows:

                                      Amount          Percent
--------------------------------------------------------------
                                      (dollars in thousands)

Residential construction (a)         $ 51,249          49.0 %
Residential land development           34,612          33.1 %
Residential land acquisition (b)        8,854           8.4 %
Commercial construction                 9,926           9.5 %
                                   ----------     ------------
                                     $104,641         100.0 %
                                   ==========     ============

___________________
(a) Includes $15.0 million of loans to individuals for construction of primary personal residences.
(b) Includes $3.2 million of loans to individuals for the purchase of residential building lots.


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


     The following table provides information concerning nonperforming assets and past-due loans:


                                     June 30,   December 31,  June 30,
                                       2000         1999        1999
                                     ---------------------------------
                                          (dollars in thousands)

     Nonaccrual loans (a)              $1,403       $2,284      $2,164
     Other real estate owned            3,620        4,035       3,826
                                     ---------------------------------
         Total nonperforming assets    $5,023       $6,319      $5,990
                                     =================================

     Loans past-due 90 days or more    $  395       $    5      $  373
                                     =================================

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

     The largest component of nonperforming assets at June 30, 2000 was the Company's portfolio of other real estate owned totaling $3.6 million. At June 30, 2000, other real estate owned consisted primarily of a residential development project with 2 single family and 145 townhouse building lots remaining, at a carrying value of $3.0 million, net of participations. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of June 30, 2000, 78 single family and 37 townhouse lots had been delivered. All remaining single family and townhouse lots are under option contract of sale with two residential builders and a takedown schedule that runs through June 2003.

     Nonaccrual loans totaled $1,403,000 at June 30, 2000 and included nine commercial loans totaling $1,003,000, two real estate development and construction loans totaling $116,000, eight home equity loans totaling $235,000 and five consumer loans totaling $49,000.

     Impaired loans at June 30, 2000 totaled $927,000 and consisted of nine commercial and residential development and construction loans on nonaccrual status, net of government guarantees. All

                                      (13)
impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at June 30, 2000 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

     The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At June 30, 2000, the Allowance was 1.32% of total loans, net of unearned income. The Allowance at June 30, 2000 is considered by management to be sufficient to address the credit risk in the current loan portfolio.


     The changes in the Allowance are presented in the following table.


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2000           1999
                                                   ------------------------
                                                    (dollars in thousands)
     Allowance for credit losses -
         beginning of period                         $ 6,071        $ 5,490
     Provision for credit losses                         812            491
     Charge-offs                                        (427)          (175)
     Recoveries                                          104            150
                                                   ------------------------
     Allowance for credit losses -
         end of period                               $ 6,560        $ 5,956
                                                   ========================

     Allowance as a percentage of loans
         receivable, net of unearned income             1.32%          1.36%

     Allowance as a percentage of nonperforming
         loans and loans past-due 90 days or more     364.85%        234.77%
                                                   ========================

     __________________________________
     (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

     The Company reported net income of $1.82 million for the six months ended June 30, 2000, compared to $2.98 million for the same period in 1999. However, net income before specific one-time merger-related costs, net of tax ("core earnings") was $3.43 million for the first six months of 2000, an increase of 15.1% over the corresponding period in 1999. Net income per diluted share, exclusive of merger-related costs, was $0.48 per share for the six months ended June 30, 2000, compared to $0.42 for the same period in 1999.

     For the three months ended June 30, 2000, the company reported net income of $1.77 million, a 23.8% increase from net income reported for the second quarter of 1999. Core earnings for the second quarter 2000 were $1.81 million, before merger-related expenses, net of taxes, of $41,000. Exclusive of merger-related costs, diluted net income per share was $0.25 for the three months ended June 30, 2000, compared to $0.20 for the second quarter in 1999.

                                      (14)

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. Excluding merger-related expenses, the Company's return on average assets for the six months ended June 30, 2000 was 0.97%, compared to 0.92% for the corresponding period in 1999. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Excluding merger-related expenses, return on average equity for the six months ended June 30, 2000 was 11.31%, compared to 9.64% for the corresponding period in 1999.

Net Interest Income
-------------------

     Net interest income totaled $16.6 million for the six months ended June 30, 2000, compared to $14.0 million for the same period in 1999. Net interest income increased $2.6 million in 2000 as compared to 1999 due to increases in average interest-earning assets and the rates earned on those assets, offset somewhat by increases in average balances of interest-bearing liabilities and the rates paid on those liabilities. Specifically, average interest-earning assets increased $52.6 million or 8.8% during the six months ended June 30, 2000, compared to the same period in 1999, primarily as a result of loan growth. Correspondingly, the average taxable equivalent yield on interest-earning assets increased from 7.89% for the six months ended June 30, 1999 to 8.49% for the same period in 2000. The increase in the yield was due largely to increases in the prime rate of interest of 25 basis points in July 1999, August 1999, November 1999, February, and March 2000 and 50 basis points in May 2000.

     Net interest income for the three months ended June 30, 2000 was $8.6 million, a $1.5 million, or 20.5% increase from $7.1 million in 1999, the result of increases in average interest-earning assets and the yield on these assets, offset somewhat by increases in interest bearing liabilities.

     The increases in interest income were mitigated by increases in average interest-bearing liabilities from $477.8 million and $482.2 million, respectively, for the three months and six months ended June 30, 1999 to $511.4 million and $522.5 million, respectively, for the same periods in 2000. In addition, the rate paid on interest bearing liabilities increased from 3.89% and 3.96%, respectively, for the three months and six months ended June 30, 1999 to 4.28% and 4.22%, respectively, for the same periods in 2000.

     Net interest income for the three months and six months ended June 30, 2000 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 70.1% at June 30, 1999 to 72.9% at June 30, 2000.

     The increase in net interest income was mitigated by an increase in average interest-bearing liabilities from $482.2 million for the six months ended June 30, 1999 to $522.5 million for the same period in 2000. In addition, the rate paid on interest-bearing liabilities increased from 3.96% for the six months ended June 30, 1999 to 4.22% for the same period in 2000.

        The result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was an increase in the net interest margin on a taxable equivalent basis from 4.70% during the six months ended June 30, 1999 to 5.11% during the same period of 2000.

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

                                      (15)

                                                 Six Months Ended                 Six Months Ended
                                                   June 30, 2000                    June 30, 1999
                                         ---------------------------------------------------------------
                                             Average                          Average
                                           Balances (a)  Interest  Rate     Balances (a)  Interest  Rate
                                         ---------------------------------------------------------------
                                                              (dollars in thousands)
Assets
Interest-earning assets:
  Loans, net of unearned income (b) (c)        $475,833    $22,084  9.33%      $ 420,680    $18,458  8.85%
  Investment securities and securities
       Available-for-sale (c)                   158,218      4,919  6.25%        138,342      4,033  5.88%
  Federal funds sold                             18,596        558  6.03%         41,061        984  4.83%
                                         -------------------------          -----------------------
Total interest-earning assets                   652,647     27,561  8.49%        600,083     23,475  7.88%
                                                          --------                         --------

Noninterest-earning assets:
  Cash and due from banks                        30,614                           25,688
  Property and equipment, net                    10,957                           10,155
  Other assets                                   20,399                           20,060
  Less: allowance for credit losses              (6,272)                          (5,675)
                                         --------------                     ------------

Total assets                                   $708,345                         $650,311
                                         ==============                     ============

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                                 $ 56,738    $   341  1.21%       $ 53,765    $   355  1.33%
  Savings accounts                               72,621      1,079  2.99%         74,874      1,197  3.22%
  Money market accounts                         102,420      1,901  3.73%         97,471      1,658  3.43%
  Certificates of deposit                       216,961      5,640  5.23%        198,878      4,986  5.06%
  Short-term borrowings                          49,377      1,339  5.46%         37,167        754  4.09%
  Long-term borrowings                           24,400        661  5.45%         20,000        529  5.34%
                                         -------------------------          -----------------------
     Total interest-bearing liabilities         522,517     10,961  4.22%        482,155      9,479  3.96%
                                                          --------                         --------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits                  117,222                           98,870
  Other liabilities                               7,535                            6,747
Stockholders' equity                             61,071                           62,539
                                         --------------                     ------------
    Total liabilities and
      Stockholders' equity                     $708,345                         $650,311
                                         ==============                     ============
Net interest income                                        $16,600                          $13,996
                                                          ========                         ========
Net interest spread                                                 4.27%                            3.93%
                                                                   ======                           =====
Net interest margin                                                 5.11%                            4.70%
                                                                   ======                           =====

  (a)  Average balances are calculated as the daily average balances.
  (b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $501,000 and $420,000 for the six months ended June 30, 2000 and 1999, respectively.
  (c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

                                      (16)

     The following table provides further analysis of the increase in net interest income.

                                                                Six Months Ended June 30, 2000
                                                               Compared to the Six Months Ended
                                                                        June 30, 1999
                                                   -----------------------------------------------------
                                                                               Increase/(Decrease)
                                                         Increase                  Due to (a)
                                                                     -----------------------------------
                                                        (Decrease)           Rate             Volume
                                                   -----------------------------------------------------
                                                                     (dollars in thousands)

     Interest income:
         Loans (b)(c)                                       $3,626            $1,110           $2,516
         Investment securities and securities
             available-for-sale                                886               280              606
         Federal funds sold                                   (426)              205             (631)
                                                   -----------------------------------------------------
             Total interest income                           4,086             1,595            2,491
                                                   -----------------------------------------------------

     Interest expense:
         Deposits                                              765               229              536
         Borrowings                                            717               329              388
                                                   -----------------------------------------------------
             Total interest expense                          1,482               558              924
                                                   -----------------------------------------------------

             Net interest income                            $2,604            $1,037           $1,567
                                                   =====================================================

  ________________________________________________________________
     (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
     (b)  Includes interest on loans originated for sale.
     (c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $1,821,000 million for the six months ended June 30, 2000, as compared to $2,283,000 million for the corresponding period in 1999. The $462,000 decline in noninterest income during the first six months of 2000 as compared to the same period of 1999 was due to a decrease in gains on sales of mortgage loans, net of costs, of $493,000. Net gains on the sales of mortgage loans decreased due to a $42.2 million or 65.7% decrease in the volume of loans sold.

     For the three months ended June 30, noninterest income declined $111,000, from $1,017,000 in 1999 to $906,000 in 2000, also primarily the result of a decrease in gains on sales of mortgage loans.

Noninterest Expense
-------------------

     Noninterest expense, exclusive of merger-related expenses totaling $2,309,000 million, increased $1,073,000 or 9.6% for the six months ended June 30, 2000, as compared to the same period in 1999. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $317,000 for the six months ended June 30, 2000 as compared to the same period in 1999. Salaries and benefits increased primarily as a result of an increase in the number of full time equivalent employees due to general business expansion efforts, general merit and performance increases and increased costs associated with a more competitive labor market.

     Occupancy costs increased $306,000 or 21.1% during the six months ended June 30, 2000 as compared to the same period in 1999 as a result of continued expansion of the branch network, with the opening of two full-service branches in Timonium and Beltsville, Maryland and the relocation of a third branch since June 30, 1999.

     Noninterest expense increased $569,000, or 9.9%, for the three months ended June 30, 2000 as compared to the same period in 1999. Merger-related costs were $96,000 in 2000. Other increases during the period were primarily related to costs of expansion of the branch network, as discussed above, and expanded marketing efforts.

                                      (17)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II


ITEM 1. LEGAL PROCEEDINGS

     On April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et. al., Civil Action No.WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House, on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleges, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the file in accordance with the rules governing the ACH Network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge for the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract, conversion and tortious interference with contract and with prospective business relations.
The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories.

     Since previously reported, the Bank has filed with the Court motions to dismiss various of the counterclaims filed by the Originators of the File. As of this date, the motions remain pending with the Court. In addition, the Court, at the request of the parties, appointed a Magistrate Judge to assist in settlement negotiations scheduled for the fourth quarter of 2000.

     The Bank continues to consider the counterclaims meritless and will vigorously defend all claims brought against it.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held May 16, 2000, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2003 Annual Meeting or until their respective successors are duly elected and qualified.

                                         Votes Casts
                          -----------------------------------------
                                For       Withheld         Total
                                ---       --------      --------
Anand S. Bhasin              5,824,066     73,338       5,897,404
Robert R. Bowie, Jr.         5,822,811     74,593       5,897,404
Garnett Y. Clark, Jr.        5,827,399     70,005       5,897,404
Kenneth H. Michael           5,777,556    119,848       5,897,404
Maurice M. Simpkins          5,828,100     69,304       5,897,404
Robert M. Smelkinson         5,823,175     74,229       5,897,404

                                      (18)

     The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

Class of 2001                      Class of 2002
-------------                      -------------

Hugh F.Z. Cole, Jr.                John M. Bond, Jr.
G. William Floyd                   William L. Hermann
Herschel L. Langenthal             Charles C. Holman
Richard E. McCready                Winfield M. Kelly, Jr.
James R. Moxley, Jr.               Harry L. Lundy, Jr.
Vincent D. Palumbo                 James R. Moxley, III
Lawrence A. Shulman                Mary S. Scrivener
                                   Albert W. Turner
                                   Theodore G. Venetoulis

     Albert W. Turner, Class of 2002, resigned effective June 26, 2000 for personal reasons. At their meeting on that date, the Board of Directors elected Raymond C. LaPlaca to serve until the Company's annual meeting in 2001, or until his successor is duly elected and qualified.


ITEM 5. OTHER INFORMATION

     On June 27, 2000, the Board of Directors of the Company declared a $.09 per share cash dividend to common stockholders of record on July 14, 2000, payable July 26, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

               Exhibit No.                         Reference
               -----------                         ---------

               27.0 Financial Data Schedule        Page 21

        (b)    Reports on Form 8-K

               None.

                                      (19)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COLUMBIA BANCORP

                                 PRINCIPAL EXECUTIVE OFFICER:


August 10, 2000
-----------------------          ------------------------------
Date                             John M. Bond, Jr.
                                 President and
                                 Chief Executive Officer



                                 PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER:


August 10, 2000
-----------------------          ------------------------------
Date                             John A. Scaldara, Jr.
                                 Executive Vice President,
                                 Corporate Secretary and
                                 Chief Financial Officer

                                      (20)