Form 10-Q
period 2000-09-30
COLUMBIA BANCORP
filed 2000-11-13
CIK 834105

               FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934


            For the quarterly period ended September 30, 2000
                                           ------------------

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,156,025 shares as of November 6, 2000.

                               COLUMBIA BANCORP
                                   CONTENTS
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

            Consolidated Statements of Condition as of September 30, 2000
               (unaudited) and December 31, 1999                            3

            Consolidated Statements of Income and Comprehensive Income for
               the Three and Nine Months Ended September 30, 2000 and 1999
               (unaudited)                                                  4

            Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999 (unaudited)                      5

            Notes to Consolidated Financial Statements                      6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk       18

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                18

 Item 2.  Changes in Securities and Use of Proceeds                        18

 Item 3.  Defaults Upon Senior Securities                                  18

 Item 4.  Submission of Matters to a Vote of Security Holders              19

 Item 5.  Other Information                                                19

 Item 6.  Exhibits and Reports on Form 8-K                                 19


                                      (2)

PART I  ITEM 1. FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                                 September 30,                December 31,
                                                                                      2000                        1999
                                                                                 -------------                ------------
                         ASSETS                                                    (unaudited)
                         ------
Cash and due from banks                                                            $ 34,015                     $ 37,108
Federal funds sold                                                                   26,296                       22,507
Investment securities (fair value $101,186 in 2000 and
    $92,356 in 1999)                                                                101,780                       93,412
Securities available-for-sale                                                        61,493                       57,492
Residential mortgage loans originated for sale                                        1,423                        2,707
Loans:
    Commercial                                                                      172,293                      141,675
    Real estate development and construction                                        114,956                      100,729
    Real estate mortgage:
        Residential                                                                  18,252                       24,334
        Commercial                                                                   72,151                       68,450
    Retail, principally residential equity lines of credit                          135,056                      111,230
    Credit card                                                                       2,325                        2,217
    Other                                                                               531                          783
                                                                                   --------                     --------
        Total loans                                                                 515,564                      449,418
    Less: Unearned income, net of origination costs                                    (445)                        (193)
          Allowance for credit losses                                                (6,737)                      (6,071)
                                                                                   --------                     --------
        Loans, net                                                                  508,382                      443,154
Other real estate owned                                                               3,233                        4,035
Property and equipment, net                                                          10,899                       10,473
Prepaid expenses and other assets                                                    17,133                       17,142
                                                                                   --------                     --------

                 Total assets                                                      $764,654                     $688,030
                                                                                   ========                     ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Deposits
    Noninterest-bearing demand deposits                                            $127,021                     $120,165
    Interest-bearing deposits                                                       479,937                      431,195
                                                                                   --------                     --------
        Total deposits                                                              606,958                      551,360
Short-term borrowings                                                                69,172                       51,728
Long-term borrowings                                                                 20,000                       20,000
Accrued expenses and other liabilities                                                4,888                        3,656
        Total liabilities                                                           701,018                      626,744
                                                                                   --------                     --------

Stockholders' equity
    Common stock, $.01 par value per share;
        authorized 10,000,000 shares; outstanding
        7,156,025 and 7,150,371 shares, respectively                                     71                           71
    Additional paid-in-capital                                                       48,449                       48,424
    Retained earnings                                                                15,906                       13,938
    Accumulated other comprehensive income                                             (790)                      (1,147)
        Total stockholders' equity                                                   63,636                       61,286
                                                                                   --------                     --------

            Total liabilities and stockholders' equity                             $764,654                     $688,030
                                                                                   ========                     ========

See accompanying notes to consolidated financial statements.


                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For Three and Nine Months ended September 30, 2000 and 1999
                            (dollars in thousands)

                                        Three Months Ended                                 Nine Months Ended
                                           September 30,                                      September 30,
                             ------------------------------------------         ------------------------------------------
                                   2000                      1999                     2000                      1999
                             ----------------          ----------------         ----------------         -----------------
                                             (unaudited)                                        (unaudited)
Interest income:
  Loans and leases                $12,504                   $ 9,910                  $34,572                   $28,350
  Investment securities             2,576                     2,328                    7,495                     6,361
  Federal funds sold                  275                       310                      833                     1,294
    Total interest income          15,355                    12,548                   42,900                    36,005
                                  -------                   -------                  -------                   -------
Interest expense:
  Deposits                          5,124                     4,037                   14,085                    12,232
  Borrowings                        1,105                       815                    3,105                     2,099
    Total interest expense          6,229                     4,852                   17,190                    14,331
                                  -------                   -------                  -------                   -------
    Net interest income             9,126                     7,696                   25,710                    21,674

Provision for credit losses           618                       168                    1,430                       659
                                  -------                   -------                  -------                   -------
    Net interest income after provision
      for credit losses             8,508                    7,528                   24,280                     21,015
                                  -------                   -------                  -------                   -------

Noninterest income:
  Fees charged for services           590                       598                    1,750                     1,685
  Gains on sales of mortgage
    loans, net of costs               103                       152                      270                       812
  Net income on other real
    estate owned                      118                        22                      174                        24
  Gains on sale of securities
    available for sale                  -                         -                        -                        23
  Other                               236                       230                      730                       743
    Total noninterest income        1,047                     1,002                    2,924                     3,287
                                  -------                   -------                  -------                   -------

Noninterest expense:
  Salaries and employee benefits    3,418                     3,109                    9,492                     8,866
  Occupancy, net                      794                       769                    2,548                     2,217
  Equipment                           494                       414                    1,459                     1,194
  Data processing                     318                       395                    1,134                     1,189
  Marketing                           164                       188                      659                       480
  Cash management services            141                       132                      356                       304
  Professional fees                   167                       102                      489                       291
  Deposit insurance                    43                        46                      127                       135
  Merger-related expenses               1                         -                    2,310                         -
  Other                               860                       956                    2,477                     2,650
    Total noninterest expense       6,400                     6,111                   21,051                    17,326
                                  -------                   -------                  -------                   -------
Income before income taxes          3,155                     2,419                    6,153                     6,976
Income tax provision                1,076                       825                    2,252                     2,399
                                  -------                   -------                  -------                   -------
    Net income                      2,079                     1,594                    3,901                     4,577
Other comprehensive income, net
  of tax - unrealized gains (losses)
  on securities available-for-sale    408                      (271)                     357                    (1,132)
                                  -------                   -------                  -------                   -------
    Comprehensive income          $ 2,487                   $ 1,323                  $ 4,258                   $ 3,445
                                  =======                   =======                  =======                   =======
Per common share data:
  Net income: Basic               $  0.29                   $  0.22                  $  0.55                   $  0.64
              Diluted                0.29                      0.22                     0.54                      0.63
  Cash dividends declared            0.09                      0.05                     0.27                      0.15
                                  =======                   =======                  =======                   =======

See accompanying notes to consolidated financial statements.


                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                      --------------------------------------
                                                                                              2000                  1999
                                                                                      ----------------       ---------------
                                                                                                    (unaudited)
Cash flows from operating activities:
   Net income                                                                             $  3,901              $  4,577
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                     1,223                 1,053
           Amortization of loan fee income                                                    (950)                 (485)
           Provision for credit losses                                                       1,430                   659
           Provision for losses on other real estate owned                                       -                     8
           Gains on sales of mortgage loans, net of costs                                     (270)                 (812)
           Proceeds from sales of residential mortgage loans originated for sale            34,613                86,917
           Disbursements for residential mortgage loans originated for sale                (33,059)              (70,157)
           Loan fees deferred, net of origination costs                                      1,136                   761
           Net realized gain on available for sale securities                                    -                   (23)
           (Increase) decrease in prepaid expenses and other assets                            (42)                  647
           Increase in accrued expenses and other liabilities                                  994                   640
                                                                                          --------              --------
               Net cash provided by operating activities                                     8,976                23,785
                                                                                          --------              --------

Cash flows provided by (used in) investing activities:
    Loan disbursements in excess of principal repayments                                   (68,694)              (37,279)
    Loan purchases                                                                            (313)               (4,631)
    Loan sales                                                                               2,163                 3,195
    Purchases of investment securities                                                     (39,143)              (16,297)
    Purchases of securities available-for-sale                                              (8,302)              (54,863)
    Proceeds from maturities and principal repayments of
        Investment securities                                                               30,783                30,040
    Proceeds from maturities and principal repayments of
        Securities available-for-sale                                                        4,916                12,545
    Proceeds from sales of securities available-for-sale                                         -                   505
    Additions to other real estate owned                                                      (383)                 (466)
    Sales of other real estate owned                                                         1,185                 1,838
    Purchases of property and equipment                                                     (1,684)               (1,137)
    Purchase of life insurance                                                                   -                  (470)
    Increase in cash surrender value of life insurance                                        (180)                 (156)
                                                                                          --------              --------
        Net cash used in investing activities                                              (79,652)              (67,176)
                                                                                          --------              --------

Cash flows provided by (used in) financing activities:
    Net increase (decrease) in deposits                                                     55,598                (5,000)
    Increase in short-term borrowings                                                       17,444                20,077
    Cash paid for fractional shares                                                             (5)                    -
    Cash dividends distributed on common stock                                              (1,695)               (1,088)
    Net proceeds from stock options and common stock exchanged                                  30                   193
    Purchase of common stock                                                                     -                (1,280)
                                                                                          --------              --------
        Net cash provided by financing activities                                           71,372                12,902
                                                                                          --------              --------

Net increase (decrease) in cash and cash equivalents                                           696               (30,489)
    Cash and cash equivalents at beginning of period                                        59,615                87,902
                                                                                          --------              --------
    Cash and cash equivalents at end of period                                            $ 60,311              $ 57,413
                                                                                          ========              ========

Supplemental information:
        Interest paid on deposits and borrowings                                          $ 16,921              $ 14,246
        Income taxes paid                                                                    1,700                 2,132
        Transfer of loans to other real estate owned                                             -                   347
                                                                                          ========              ========

See accompanying notes to consolidated financial statements.


                                      (5)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of and for the three and nine months
                ended September 30, 2000 and 1999 is unaudited)


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

     The consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year. The financial data for 1999 have been restated to reflect the effects of the merger of Suburban Bancshares, Inc. ("Suburban") with and into Columbia Bancorp in March 2000, which was accounted for using the pooling-of-interests method.

NOTE 2 - MERGER

     On March 8, 2000, the Company completed the merger of Suburban with and into the Company and the merger of Suburban Bank of Maryland with and into the Bank. The Company and Suburban had entered into a definitive agreement on September 28, 1999. As a result of the merger, each share of the outstanding common stock of Suburban was converted into .2338 shares of the Company's common stock, resulting in the issuance of 2,641,705 shares.

     Merger-related expenses of $2.3 million are included in the consolidated statement of income for the nine months ended September 30, 2000 and consist of $683,000 for systems conversion costs, $499,000 for professional fees, $481,000 for contract termination fees, $59,000 for severance payments to terminated employees and $588,000 for other expenses.

     The merger added approximately $220 million in assets, $185 million in deposits and $20 million in stockholders' equity. In addition, the Company's branch network increased from 15 branches to 23 branches, located in Howard, Baltimore, Prince George's and Montgomery Counties, Maryland, and Baltimore City, Maryland.


                                      (6)

NOTE 3 - INVESTMENTS

     The amortized cost and estimated fair values of investment securities and securities available-for-sale at September 30, 2000 were as follows:

                                                                               Gross            Gross          Estimated
                                                         Amortized           Unrealized       Unrealized          Fair
                                                            Cost               Gains            Losses            Value
                                                         ----------------------------------------------------------------
                                                                               (dollars in thousands)
Investment securities:
    Federal agency securities                            $ 98,749              $ 98             $  663           $ 98,184
    Mortgage-backed securities                              3,031                 2                 31              3,002
                                                         ----------------------------------------------------------------
        Total                                            $101,780              $100             $  694           $101,186
                                                         ================================================================

Securities available-for-sale:
    U.S. Treasury securities                             $    700              $ --             $   --           $    700
    Federal agency securities                              32,582                 9                825             31,766
    Mortgage-backed securities                              8,863                --                308              8,555
    Trust preferred stocks                                 15,885               237                351             15,771
    Investment in Federal Home Loan
        Bank stock                                          2,682                --                 --              2,682
    Other                                                   2,065                --                 46              2,019
                                                         ----------------------------------------------------------------
        Total                                            $ 62,777              $246             $1,530           $ 61,493
                                                         ================================================================


   The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 1999 were as follows:

                                                                               Gross            Gross          Estimated
                                                         Amortized           Unrealized       Unrealized          Fair
                                                            Cost               Gains            Losses            Value
                                                         ----------------------------------------------------------------
                                                                               (dollars in thousands)
Investment securities:
    U.S. Treasury securities                             $ 14,999              $ --             $    7           $ 14,992
    Federal agency securities                              74,603                --              1,002             73,601
    Mortgage-backed securities                              3,810                 1                 48              3,763
                                                         ----------------------------------------------------------------
        Total                                            $ 93,412              $  1             $1,057           $ 92,356
                                                         ================================================================

Securities available-for-sale:
    U.S. Treasury securities                             $  1,199              $  3             $   --           $  1,202
    Federal agency securities                              32,715                 6              1,198             31,523
    Mortgage-backed securities                              9,728                 1                479              9,250
    Trust preferred stocks                                 11,904                50                229             11,725
    Investment in Federal Home Loan
        Bank stock                                          1,939                --                 --              1,939
    Other                                                   1,880                15                 42              1,853
                                                         ----------------------------------------------------------------
        Total                                            $ 59,365              $ 75             $1,948           $ 57,492
                                                         ================================================================

                                      (7)

NOTE 4 - PER SHARE DATA

     Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                          Three Months Ended September 30,
                                                      ----------------------------------------------------------------------
                                                                 2000                                      1999
                                                      ----------------------------              ----------------------------
                                                         Basic           Diluted                   Basic           Diluted
                                                      ----------------------------              ----------------------------
Net income                                            $2,079,229        $2,079,229              $1,593,499        $1,593,499
Net income, before merger-related
  expenses, net of tax                                 2,079,678         2,079,678               1,593,499         1,593,499

Weighted average shares outstanding                    7,156,025         7,156,025               7,147,502         7,147,502
Dilutive securities                                           --            42,402                      --            60,945
                                                      ----------------------------              ----------------------------
Adjusted weighted average shares
    used in EPS computation                            7,156,025         7,198,427               7,147,502         7,208,447
                                                      ============================              ============================

Net income per common share                           $     0.29        $     0.29              $     0.22        $     0.22
                                                      ============================              ============================
Net income per common share, before
 merger-related expenses, net of tax                  $     0.29        $     0.29              $     0.22        $     0.22
                                                      ============================              ============================
                                                                          Nine Months Ended September 30,
                                                      ----------------------------------------------------------------------
                                                                 2000                                      1999
                                                      ----------------------------              ----------------------------
                                                         Basic           Diluted                   Basic           Diluted
                                                      ----------------------------              ----------------------------
Net income                                            $3,900,809        $3,900,809              $4,576,987        $4,576,987
Net income, before merger-related
  expenses, net of tax                                 5,514,634         5,514,634               4,576,987         4,576,987

Weighted average shares outstanding                    7,155,262         7,155,262               7,161,029         7,161,029
Dilutive securities                                           --            42,197                      --            70,305
                                                      ----------------------------              ----------------------------
Adjusted weighted average shares
    used in EPS computation                            7,155,262         7,197,459               7,161,029         7,231,334
                                                      ============================              ============================

Net income per common share                           $     0.55        $     0.54              $     0.64        $     0.63
                                                      ============================              ============================
Net income per common share, before
 merger-related expenses, net of tax                  $     0.77        $     0.77              $     0.64        $     0.63
                                                      ============================              ============================

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.


                                      (8)

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 2000 whose contract amounts represent potential credit risk is as follows:

                                                      September 30,
                                                           2000
                                                  ----------------------
                                                  (dollars in thousands)

     Commitments to extend credit (a)                    $236,432
     Standby letters of credit                             13,747
     Limited recourse on mortgage loans sold                4,464

     -------------------
     (a) Includes unused lines of credit totalling $232.2 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $4.2 million.

NOTE 6 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On the effective date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. The Company does not currently have any hedging relationships or derivative instruments that would require reclassification under the provisions of SFAS No. 133.

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

     The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At September 30, 2000, total deposits were $607.0 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $546.6 million or 90.0% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established a credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure
advances.   At September 30, 2000 the Company's approved credit limit with the
FHLB was $103.2 million and advances outstanding totaled $20.0 million. However, the Company had collateral sufficient to borrow up to $137.0 million.
Individual advances in excess of $5 million or total advances above the approved $103.2 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2000, federal funds sold totaled $26.3 million or 3.4% of total assets, investments available-for-sale totaled $61.5 million or 8.0% of total assets and the fair value of investment securities due in one year or less was $5.5 million or 0.7% of total assets.

Capital Resources
-----------------

     Total stockholders' equity was $63.6 million at September 30, 2000, representing an increase of $2.3 million or 3.8% from December 31, 1999. Earnings were mitigated by the effect of merger-related costs, net of taxes, of $1.6 million. Retained earnings was reduced by cash dividends declared of $1,933,000 which was partially offset by a decrease in unrealized losses on investment securities available-for-sale of $356,000.

     Dividends for the first nine months of 2000 were $.27 per share, compared to $.15 per share in 1999.

     The following table summarizes the Company's risk-based capital ratios:

                                                   Columbia Bancorp
                                          ----------------------------------                Minimum
                                          September 30,         December 31,               Regulatory
                                              2000                  1999                  Requirements
        ----------------------------------------------------------------------------------------------
        Risk-based capital ratios:
          Tier 1 capital                     10.81%               12.33%                      4.00%
          Total capital                      11.95                13.48                       8.00

        Tier 1 leverage ratio                 8.71                 9.05                       4.00

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

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2000 and the Company's interest sensitivity gap position at that date. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                                                          After One
                                                     One Year              Through                 After
                                                     Or Less             Three Years            Three Years             Total
                                                    ---------------------------------------------------------------------------
                                                                                (dollars in thousands)
Federal funds sold                                  $ 26,296               $     --               $     --             $ 26,296
Investment securities and
    securities available for sale                     20,739                105,839                 36,695              163,273
Loans, exclusive of nonaccrual loans                 334,523                 54,375                126,715              515,613
    Interest-earning assets                          381,558                160,214                163,410              705,182
                                                    ---------------------------------------------------------------------------

Interest-bearing deposits                            385,235                 89,763                  4,939              479,937
Other borrowings                                      69,172                    ---                 20,000               89,172
    Interest-bearing liabilities                     454,407                 89,763                 24,939              569,109
                                                    ---------------------------------------------------------------------------

Interest sensitivity gap                            $(72,849)              $ 70,451               $138,471              136,073
                                                    ===========================================================================

Cumulative interest sensitivity gap                 $(72,849)              $ (2,398)              $136,073
                                                    ======================================================

Cumulative interest sensitivity
    gap ratio                                          -9.53%                 -0.31%                 17.80%
                                                    ======================================================

     The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on June 30, 2000 data, the simulation analysis provided the following profile of the Company's interest rate risk:

                                                                      Immediate Rate Change
                                                      --------------------------------------------------
                                                            +200 BP          -200 BP           Policy
                                                      --------------------------------------------------
          Net interest income at risk:                        -0.6%           -6.2%          +/-  7.5%
          Change in Economic value of equity:                +12.2%          +11.6%          +/- 20.0%

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

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale decreased $1,284,000 or 47.4% from December 31, 1999 to September 30, 2000 due primarily to less emphasis on first mortgage origination activity.

Loans and Nonperforming Assets:

     At September 30, 2000, the Company's loan portfolio, net of unearned income, totalled $515.1 million, or 67.4% of its total assets of $764.7 million. The categories of loans in the Company's portfolio are commercial, real estate development and construction, residential and commercial mortgages and consumer.

     Since December 31, 1999, total loans increased $65.9 million, or 14.7%. Commercial loans and retail loans, principally residential equity lines of credit, accounted for substantially all of the increase in total loans outstanding, increasing by $30.6 million and $23.8 million, respectively, since December 31, 1999. The increase in commercial loans reflected sustained business development efforts particularly in the Baltimore and Howard County regions and the implementation of expanded product lines. The growth in retail loans is the result of general business expansion with continued emphasis on home equity and second mortgage originations and the introduction of additional products. These increases, however, were partially offset by a decrease of $6.1 million in residential mortgage loans.

     Commercial loans constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At September 30, 2000, commercial loans totaled $244.4 million, or 47.4% of total loans, including $72.2 million in commercial mortgages. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Retail loans, principally residential equity lines of credit, represent the second largest component of the Company's loan portfolio, totaling $135.1 million, or 26.2% of the Company's loan portfolio, at September 30, 2000. Of this amount, $115.6 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

                                     (12)

     Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $115.0 million at September 30, 2000. A breakdown by type follows:

                                        Amount                     Percent
---------------------------------------------------------------------------
                                               (dollars in thousands)
Residential construction (a)           $ 60,338                      52.5%
Residential land development             31,888                      27.7%
Residential land acquisition (b)          9,825                       8.6%
Commercial construction                  12,905                      11.2%
                                       --------                     -----
                                       $114,956                     100.0%
                                       ========                     =====

-------------------
(a) Includes $17.2 million of loans to individuals for construction of primary personal residences.
(b) Includes $2.8 million of loans to individuals for the purchase of residential building lots.

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

     The following table provides information concerning nonperforming assets and past-due loans:

                                                              September 30,         December 31,        September 30,
                                                                  2000                 1999                 1999
                                                              -------------------------------------------------------
                                                                               (dollars in thousands)
     Nonaccrual loans (a)                                        $1,374               $2,284               $1,866
     Other real estate owned                                      3,233                4,035                3,544
                                                              -------------------------------------------------------
        Total nonperforming assets                               $4,607               $6,319               $5,410
                                                              =======================================================

     Loans past-due 90 days or more                              $  319               $    5               $  102
                                                              =======================================================

     ---------------------
     (a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

     The largest component of nonperforming assets at September 30, 2000 was the Company's portfolio of other real estate owned totaling $3.2 million. At September 30, 2000, other real estate owned consisted primarily of a residential development project with 126 townhouse building lots remaining, at a carrying value of $2.6 million, net of participations. The Company has entered into a contract with an independent third-party contractor to manage the completion of development work. As of September 30, 2000, 80 single family and 56 townhouse lots had been delivered. All remaining single family and townhouse lots are under option contract of sale with two residential builders and a takedown schedule that runs through June 2003.

     Nonaccrual loans totaled $1,374,000 at September 30, 2000 and included ten commercial loans totaling $1,050,000, one real estate development and construction loan totaling $95,000, six home equity loans totaling $189,000 and four consumer loans totaling $40,000.

     Impaired loans at September 30, 2000 totaled $574,000 and consisted of ten commercial and residential development and construction loans on nonaccrual status, net of government guarantees. All impaired loans were collateral dependent loans, which are measured based on the fair value of the


                                     (13)
collateral. There were no impaired loans at September 30, 2000 with an allocated valuation allowance. An impaired loan is charged-off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

     The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants and accountants periodically review the loan portfolio. At September 30, 2000, the Allowance was 1.31% of total loans, net of unearned income. The Allowance at September 30, 2000 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The changes in the Allowance are presented in the following table.

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       2000            1999
                                                                     -----------------------
                                                                      (dollars in thousands)
     Allowance for credit losses -
         beginning of period                                         $ 6,071         $ 5,490
     Provision for credit losses                                       1,430             659
     Charge-offs                                                        (898)           (447)
     Recoveries                                                          134             171
                                                                     -----------------------
     Allowance for credit losses -
         end of period                                               $ 6,737         $ 5,873
                                                                     =======================

     Allowance as a percentage of loans
         receivable, net of unearned income                             1.31%           1.34%

     Allowance as a percentage of nonperforming
         loans and loans past-due 90 days or more (a)                 397.93%         298.42%
                                                                     =======================

     -----------------
     (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

RESULTS OF OPERATIONS

     The Company reported net income of $3.90 million for the nine months ended September 30, 2000, compared to $4.58 million for the same period in 1999. However, net income before specific one-time merger-related costs, net of tax ("core earnings") was $5.52 million for the first nine months of 2000, an increase of 20.5% over the corresponding period in 1999. Net income per diluted share, exclusive of merger-related costs, was $0.77 per share for the nine months ended September 30, 2000, compared to $0.63 for the same period in 1999.

     For the three months ended September 30, 2000, the Company reported net income of $2.08 million, a 30.5% increase from net income reported for the third quarter of 1999. Diluted net income per share was $0.29 for the three months ended September 30, 2000, compared to $0.22 for the third quarter in 1999.


                                     (14)

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. Excluding merger-related expenses, the Company's return on average assets for the nine months ended September 30, 2000 was 1.02%, compared to 0.93% for the corresponding period in 1999. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Excluding merger-related expenses, return on average equity for the nine months ended September 30, 2000 was 11.93%, compared to 10.17% for the corresponding period in 1999.

Net Interest Income
-------------------

     Net interest income totaled $25.7 million for the nine months ended September 30, 2000, compared to $21.7 million for the same period in 1999. Net interest income increased $4.0 million in 2000 as compared to 1999 due to increases in average interest-earning assets and the rates earned on those assets, offset somewhat by increases in average balances of interest-bearing liabilities and the rates paid on those liabilities. Specifically, average interest-earning assets increased $57.0 million or 9.4% during the nine months ended September 30, 2000, compared to the same period in 1999, primarily as a result of loan growth. Correspondingly, the average taxable equivalent yield on interest-earning assets increased from 7.94% for the nine months ended September 30, 1999 to 8.64% for the same period in 2000. The increase in the yield was due largely to increases in the prime rate of interest of 25 basis points in July 1999, August 1999, November 1999, February 2000, and March 2000 and 50 basis points in May 2000.

     Net interest income for the three months ended September 30, 2000 was $9.1 million, a $1.4 million, or 18.6% increase from $7.7 million in 1999, the result of increases in average interest-earning assets and the yield on these assets, offset somewhat by increases in interest bearing liabilities.

     The increases in interest income were mitigated by increases in average interest-bearing liabilities from $496.7 million and $487.1 million, respectively, for the three months and nine months ended September 30, 1999 to $549.3 million and $531.5 million, respectively, for the same periods in 2000. In addition, the rate paid on interest-bearing liabilities increased from 3.88% and 3.93%, respectively for the three months and nine months ended September 30, 1999 to 4.51% and 4.32%, respectively, for the same periods in 2000.

     Net interest income for the three months and nine months ended September 30, 2000 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 70.3% at September 30, 1999 to 73.5% at September 30, 2000.

     The result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was an increase in the net interest margin on a taxable equivalent basis from 4.78% during the nine months ended September 30, 1999 to 5.18% during the same period of 2000.

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


                                     (15)

                                                    Nine Months Ended                    Nine Months Ended
                                                    September 30, 2000                   September 30, 1999
                                             ------------------------------       ------------------------------
                                               Average                              Average
                                             Balances (a)   Interest   Rate       Balances (a)   Interest   Rate
                                             ------------------------------       ------------------------------
                                                                    (dollars in thousands)
Assets
Interest-earning assets:
 Loans, net of unearned income (b) (c)         $487,911     $34,595   9.47%         $426,492     $28,376   8.90%
 Investment securities and securities
      Available-for-sale                        157,787       7,495   6.34%          144,732       6,361   5.88%
 Federal funds sold                              17,865         833   6.23%           35,321       1,294   4.90%
                                             ------------------------             ------------------------
Total interest-earning assets                   663,563      42,923   8.64%          606,545      36,031   7.94%
                                                         ------------                         ------------

Noninterest-earning assets:
  Cash and due from banks                        30,707                               25,832
  Property and equipment, net                    11,030                               10,235
  Other assets                                   19,986                               19,679
  Less: allowance for credit losses              (6,458)                              (5,790)
                                             ------------                         ------------

Total assets                                   $718,828                             $656,501
                                             ============                         ============

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                                 $ 57,562     $   490   1.14%         $ 54,056     $   527   1.30%
  Savings accounts                               72,543       1,613   2.97%           75,356       1,801   3.20%
  Money market accounts                         101,838       2,911   3.82%           98,612       2,548   3.45%
  Certificates of deposit                       224,739       9,071   5.39%          198,248       7,356   4.96%
  Short-term borrowings                          54,808       2,303   5.61%           40,781       1,299   4.26%
  Long-term borrowings                           20,000         802   5.36%           20,000         800   5.35%
                                             ------------------------             ------------------------
     Total interest-bearing liabilities         531,490      17,190   4.32%          487,053      14,331   3.93%
                                                         ------------                         ------------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits                  118,668                              102,179
  Other liabilities                               6,924                                7,095
Stockholders' equity                             61,746                               60,174
                                             ------------                         ------------
    Total liabilities and
      Stockholders' equity                     $718,828                             $656,501
                                             ============                         ============
Net interest income                                         $25,733                              $21,700
                                                         ============                         ============
Net interest spread                                                   4.32%                                4.01%
                                                                    =========                            =========
Net interest margin                                                   5.18%                                4.78%
                                                                    =========                            =========

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $783,000 and $657,000 for the nine months ended Septemberne 30, 2000 and 1999, respectively.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.




                                     (16)

     The following table provides further analysis of the increase in net interest income.

                                                                             Nine Months Ended September 30, 2000
                                                                              Compared to the Nine Months Ended
                                                                                      September 30, 1999
                                                                          -------------------------------------------
                                                                                                 Increase/(Decrease)
                                                                                                      Due to (a)
                                                                           Increase           -----------------------
                                                                          (Decrease)          Rate             Volume
                                                                          -------------------------------------------
                                                                                      (dollars in thousands)
     Interest income:
         Loans (b)(c)                                                     $6,219             $1,948            $4,271
         Investment securities and securities
             available-for-sale                                            1,134                536               598
         Federal funds sold                                                 (461)               291              (752)
                                                                          -------------------------------------------
             Total interest income                                         6,892              2,775             4,117
                                                                          -------------------------------------------

     Interest expense:
         Deposits                                                          1,853                765             1,088
         Borrowings                                                        1,006                485               521
                                                                          -------------------------------------------
             Total interest expense                                        2,859              1,250             1,609
                                                                          -------------------------------------------

             Net interest income                                          $4,033             $1,525            $2,508
                                                                          ===========================================

     ---------------------
     (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
     (b)  Includes interest on loans originated for sale.
     (c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $2,924,000 for the nine months ended September 30, 2000, as compared to $3,287,000 for the corresponding period in 1999. The $363,000 decline in noninterest income during the first nine months of 2000 as compared to the same period of 1999 was due to a decrease in gains on sales of mortgage loans, net of costs, of $542,000. Net gains on the sales of mortgage loans decreased due to a $52.2 million or 60.2% decrease in the volume of loans sold.

     For the three months ended September 30, noninterest income rose $45,000, from $1,002,000 in 1999 to $1,047,000 in 2000, primarily the result of an increase in gains on sales of other real estate owned.

Noninterest Expense
-------------------

     Noninterest expense, exclusive of merger-related expenses totaling $2,310,000, increased $1,415,000 or 8.2% for the nine months ended September 30, 2000, as compared to the same period in 1999. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $626,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. Salaries and benefits increased primarily as a result of an increase in the number of full time equivalent employees due to general business expansion efforts, general merit and performance increases and increased costs associated with a more competitive labor market.

     Occupancy costs increased $331,000 or 14.9% during the nine months ended September 30, 2000 as compared to the same period in 1999 as a result of continued expansion of the branch network, with the opening of two full-service branches in Timonium and Beltsville, Maryland and the relocation of a third branch since June 30, 1999.

     Noninterest expense, excluding merger-related expenses, increased $288,000, or 4.7%, for the three months ended September 30, 2000 as compared to the same period in 1999. Increases during the period were primarily related to costs of expansion of the branch network, as discussed above.


                                     (17)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

ITEM 1. LEGAL PROCEEDINGS

     As reported in the Form 10-Q dated March 31, 2000, on April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et. al., Civil Action No.WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House, on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleges, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the file in accordance with the rules governing the ACH Network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge of the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract, conversion and tortious interference with contract and with prospective business relations. The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories.

     In the Form 10-Q dated June 30, 2000, the Company reported that the Bank had filed with the Court motions to dismiss various of the counterclaims filed by the Originators of the File. As of this date, the motions remain pending with the Court. Court ordered mediation concluded in October 2000 without reaching a settlement.

     The Bank continues to consider the counterclaims meritless and will vigorously defend all claims brought against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


                                     (18)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

     On September 25, 2000, the Board of Directors of the Company declared a $.09 per share cash dividend to common stockholders of record on October 13, 2000, payable October 27, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

            Exhibit No.                         Reference
            -----------                         ---------

            27.0 Financial Data Schedule        Page 20

        (b) Reports on Form 8-K

            None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COLUMBIA BANCORP

                                 PRINCIPAL EXECUTIVE OFFICER:


November 10, 2000
-----------------                -----------------------------
Date                             John M. Bond, Jr.
                                 President and
                                 Chief Executive Officer



                                 PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER:


November 10, 2000
-----------------                -----------------------------
Date                             John A. Scaldara, Jr.
                                 Executive Vice President,
                                 Corporate Secretary and
                                 Chief Financial Officer


                                     (19)