Form 10-K
period 2000-12-31
COLUMBIA BANCORP
filed 2001-03-30
CIK 834105

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No _____
                                   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

                            [cover page 1 of 2 pages]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of this filing.

           Common Stock, par value $0.01 per share:
                Market value held by non-affiliates based on the
                closing sales price at March 22, 2001              $70,823,338


     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Common Stock, par value $0.01 per share:
                Shares outstanding at March 22, 2001                 7,164,964


     Documents Incorporated by Reference:

           Portions of Annual Report to Stockholders for Fiscal Year Ended
                December 31, 2000, incorporated by reference into Part II. Portions of Definitive Proxy Statement dated April 18, 2001, incorporated by reference into Part III.


                                 [cover page 2]

TABLE OF CONTENTS

                                   PART I

                                                                                                              PAGE
                                                                                                              ----
Item 1  -  Business.....................................................................................         4

Item 2  -  Properties...................................................................................        11

Item 3  -  Legal Proceedings............................................................................        13

Item 4  -  Submission of Matters to a Vote of Stockholders..............................................        14

PART II

Item 5  -  Market for Common Stock and Related Stockholder Matters......................................        14

Item 6  -  Selected Financial Data......................................................................        14

Item 7  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................        14

Item 7a -  Quantitative and Qualitative Disclosures About Market Risk...................................        14

Item 8  -  Financial Statements and Supplementary Data..................................................        14

                Columbia Bancorp and Subsidiary:
                    Independent Auditors' Report
                    Consolidated Statements of Condition as of
                        December 31, 2000 and 1999
                    Consolidated  Statements of Income and Comprehensive  Income
                        for the years ended December 31, 2000, 1999, and 1998
                    Consolidated Statements of Stockholders' Equity for the
                        years ended December 31, 2000, 1999, and 1998
                    Consolidated Statements of Cash Flows for the years ended
                        December 31, 2000, 1999, and 1998
                    Notes to Consolidated Financial Statements

Item 9  -  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................................        14

PART III

Item 10 -  Directors and Executive Officers of the Registrant...........................................        15

Item 11 -  Executive Compensation.......................................................................        16

Item 12 -  Security Ownership of Certain Beneficial Owners and Management...............................        16

Item 13 -  Certain Relationships and Related Transactions...............................................        16

PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        17

Signatures..............................................................................................        22

PART I

ITEM 1.  BUSINESS
-----------------

General

     Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and as of December 31, 2000 had a total of twenty-three branch locations in Maryland with nine branch locations in Howard County; four branch locations in Baltimore County; two branch locations in Baltimore City; five branch locations in Prince George's County; and three branch locations in Montgomery County. The Bank also has mortgage and commercial loan origination offices in Howard, Baltimore, Prince George's and Montgomery Counties, Maryland. At December 31, 2000, the Company had total assets of $812.7 million, total loans, net of unearned income, of $539.1 million, total deposits of $630.5 million and stockholders' equity of $64.5 million.

     On March 8, 2000, the Company completed the merger of Suburban Bancshares, Inc. ("Suburban") with and into the Company and the merger of Suburban Bank of Maryland with and into the Bank. The Company and Suburban had entered into a definitive agreement on September 28, 1999. As a result of the merger, each share of the outstanding common stock of Suburban was converted into .2338 shares of the Company's common stock, resulting in the issuance of 2,641,705 shares. The merger was accounted for using the pooling-of-interests method and, accordingly, the Company's consolidated financial statements for all periods prior to the merger have been restated to include the accounts of Suburban. The following chart presents selected financial data previously reported by the Company and Suburban and the combined amounts presented in the statements of condition as of December 31 and the statements of income and comprehensive income for the years ended December 31:

                 (Dollars in thousands)            1999       1998
                 ---------------------------------------------------
                 Assets
                          Company                $467,711   $427,335
                          Suburban                220,319    238,747
                                                  -------  ---------
                                                 $688,030   $666,082
                 Loans, net of unearned income
                          Company                $315,507   $274,413
                          Suburban                133,718    129,886
                                                ---------  ---------
                                                 $449,225   $404,299
                 Deposits
                          Company                $367,498   $339,336
                          Suburban                183,862    207,381
                                                ---------  ---------
                                                 $551,360   $546,717
                 Net interest income
                          Company                $ 21,361   $ 19,910
                          Suburban                  8,002      7,910
                                              ----------------------
                                                 $ 29,363   $ 27,820
                 Net income
                          Company                $  5,215   $  4,746
                          Suburban                    670      1,426
                                             -----------------------
                                                 $  5,885   $  6,172

Merger-related expenses of $2.3 million are included in the consolidated statement of income and comprehensive income for the year ended December 31, 2000 and consist of $664,000 for systems conversion costs, $510,000 for professional fees, $481,000 for contract termination fees, $49,000 for severance payments to terminated employees and $566,000 for other expenses.

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

     Commercial Services:
     . Loans, including working capital loans and lines of credit, a wide range of demand, term, and time loans, loans for real estate acquisition, development and construction and equipment, inventory and accounts receivable financing. Also, the Bank is a Preferred SBA lender.

     .    Lease financing.

     .    Cash management, including automatic overnight investment of funds.

     .    Certificates of deposit and other interest-bearing accounts.

     .    Direct deposit of payroll.

     .    Letters of credit.

     Retail Services:
     .    Transaction accounts, including checking and NOW accounts.

     .    Savings accounts.

     .    Certificates of deposit.

     .    Individual retirement accounts.

     . 24-hour automated teller machines with access to major network systems.

     .    24-hour telephone banking.

     .    PC-Banking.

     .    Internet Banking.

     .    Installment and home equity loans and lines of credit.

     .    Residential construction and first mortgage loans.

     .    VISA(R)credit and debit cards.

     .    Travelers checks, money orders and safe deposit boxes.

     .    Investment services.

     The Bank does not now exercise general trust powers.

Lending Activities

     General. At December 31, 2000, the Company's loan portfolio, net of unearned income, totaled $539.1 million, representing approximately 66.3% of its total assets of $812.7 million. The categories of loans in the Company's portfolio are commercial, including lease receivables, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.

         Loan Portfolio Composition. The following table sets forth the Company's loans by major categories as of December 31, 2000:


                                                                               Amount                          Percent
                                                                              ---------------------------------------
                                                                                       (dollars in thousands)
        Commercial, including leases ....................................      $172,633                         32.0%
        Real estate - development and construction(1)....................       129,336                         24.0
        Real estate - mortgage:
          Residential ...................................................        18,594                          3.4
          Commercial ....................................................        75,325                         14.0

        Consumer:
          Retail (2) ....................................................       139,967                         26.0
          Credit card ...................................................         2,572                           .4
        Other ...........................................................         1,035                           .2
                                                                             ----------                     --------
        Total loans .....................................................      $539,462                        100.0%
                                                                             ==========                     ========

---------------------
(1)   At December 31, 2000, loans to individuals for the purchase of residential
      building  lots  and  the  construction  of  primary  personal   residences
      represented $19.9 million.

(2) Includes $119.2 million in retail loans secured by the borrowers' principal residences in the form of home equity lines of credit and second mortgages.

          Commercial Loans and Lease Receivables. The Company originates secured and unsecured loans and leases for business purposes. Commercial business loans are made to provide working capital to businesses generally in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 2000, $172.6 million or 32.0% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

          Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 2000:

                                                                                     Amount                       Percent
                                                                                    -----------------------------------------
                                                                                               (dollars in thousands)
        Residential construction(1) ...............................................    $ 57,241                       44.3%
        Residential land development ..............................................      38,879                       30.1
        Commercial construction ...................................................      22,399                       17.3

        Residential land acquisition(2)............................................      10,817                        8.3
                                                                                       --------                   --------
                                                                                       $129,336                      100.0%
                                                                                       ========                   ========

-----------
(1) Includes $15.4 million of loans to individuals for construction of primary personal residences.

(2) Includes $2.5 million of loans to individuals for the purchase of residential building lots.

     The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable.

     Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 2000, loans to individuals for the construction of primary personal residences accounted for $15.4 million of the $57.2 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $41.8 million of residential construction loans represented loans to residential builders. Approximately 55% of the units under construction were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

     Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 2000, totaling $38.9 million or 30.1% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

     The Company also makes commercial construction loans which totaled $22.4 million, or 17.3% of the portfolio at December 31, 2000. These loans are generally extended to borrowers who are experienced in the field and who possess adequate financial resources in relation to their commitments and obligations. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk.

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

     Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. Such mortgage loans are generally originated under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 2000, $18.6 million or 3.4% of the Company's total loan portfolio consisted of residential mortgage loans.

     For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans are required. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. Appraisers approved by the Company appraise the properties securing all of the Company's residential mortgage loans.

     Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2000, $75.3 million or 14.0% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings, warehouse and general-purpose business space. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities or repricing opportunities of five years or less.

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

     Consumer Loans. At December 31, 2000, $142.5 million or 26.4% of the Company's total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Company primarily include home equity loans and lines of credit and second mortgages.

     Home equity loans and lines of credit are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

     Other Loans. At December 31, 2000, other loans totaled $1.0 million, consisting of unscheduled overdrafts of the Company's retail and commercial customers.

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

     As of December 31, 2000 and 1999, the Company's total risk-based capital ratios were 11.6% and 13.5%, respectively, and its Tier 1 risk-based capital ratios were 10.5% and 12.3%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4.0%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of December 31, 2000 and 1999, the Company's Tier 1 leverage ratios were 8.4% and 9.0%, respectively.

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

     The Bank is assessed by the FDIC with respect to its deposit insurance.
As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $160.9 million or 27.6% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). As of December 31, 2000, the Company's FDIC insurance premium was 1.96 cents per $100 of both BIF and SAIF deposits.

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

Governmental Monetary Policies and Economic Controls

     The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in the United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 19 through 22 of the 2000 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

Employees

     At December 31, 2000, the Company and the Bank had 331 employees of whom 82 were officers, 279 were full-time employees and 52 were part-time employees. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES
-------------------

     The Company owned the following properties at December 31, 2000, at a book value of $5.6 million:

                      Location                          Description
                      --------                          -----------

      Ellicott City Administrative Office   Administrative and lending offices;
        9171 Baltimore National Pike        additional space rented to third
        Ellicott City, MD 21042             party producing $192,000 annual
                                            income

      Ellicott City                         Primary branch location, including
        9151 Baltimore National Pike        additional administrative offices
        Ellicott City, MD 21042

      Long Gate                             Full-service branch; subject to a
        4450 Long Gate Parkway              ground lease expiring 2/17, assuming
        Ellicott City, MD 21043             exercise of options

      Timonium                              Full-service branch; subject to a
        67 West Aylesbury Road              ground lease expiring 10/19,
        Timonium, MD 21093                  assuming exercise of options

      Columbia Town Center                  Detached drive-through branch;
        10480 Little Patuxent Parkway       subject to a ground lease expiring
        Columbia, MD 21044                  5/03, assuming exercise of options

      River Hill                            Detached drive-through branch;
        6030 Daybreak Circle                subject to a ground lease expiring
        Clarksville, MD 21029               11/17, assuming exercise of options

      Capitol Heights                       Full-service branch
        8703 Central Avenue
        Capitol Heights, MD 20743

     The Company leased the following facilities at December 31, 2000, at an aggregate annual rental of $1.8 million, net of income from the Company's sublease of a portion of the Columbia Town Center location:

              Location                Description         Lease Expiration Date*
              --------                -----------         ---------------------


     Beltsville                     Full-service branch                 9/07
       10421 Baltimore Boulevard
       Beltsville, MD  20705

     Bethesda                       Full-service branch and             9/07
       7900 Wisconsin Avenue        commercial lending office
       Bethesda, MD  20814

     Blakehurst                     Limited-service branch             10/03
       1055 West Joppa Road
       Towson, MD 21204

     Clinton                        Full-service branch                12/08
       7600 Old Branch Avenue
       Clinton, MD  20735

     Columbia Town Center           Full-service branch and             5/13
       10480 Little Patuxent        commercial lending office
       Parkway Columbia,
       MD 21044

     Cross Keys                     Full-service branch                11/05
       5100 Falls Road, Suite 96
       Baltimore, MD 21210

     Edenwald                       Limited-service branch             12/08
       800 Southerly Road
       Baltimore, MD 21286

     Greenbelt                      Full-service branch and             5/06
       7505 Greenway Center Drive   commercial lending office
       Greenbelt, MD  20768

     Harmony Hall                   Limited-service branch             11/01
       6336 Cedar Lane
       Columbia, MD 21044

     Harper's Choice                Full-service branch                 3/05
       5485 Harper's Farm Road
       Columbia, MD 21044

     Heaver Plaza                   Full-service branch and             2/11
       1301 York Road               commercial lending office
       Lutherville, MD 21093
     ---------------------------------------------------------------------------
   * Expiration date, assuming all options to renew are exercised.

           ----------------------------------------------------------------------------------------
                    Location                         Description           Lease Expiration Date*
                    --------                         -----------           ----------------------
           Oakland Mills                          Full-service branch                 9/18
             5880 Robert Oliver Place
             Columbia, MD 21044

           Oxon Hill                              Full-service branch                 6/07
             6196 Oxon Hill Road
             Oxon Hill, MD 20745

           River Hill                             Full-service branch                 11/17
             6030 Daybreak Circle
             Clarkesville, MD 21029

           Rockville                              Full-service branch                 11/08
             1903 Research Boulevard
             Rockville, MD 20850

           Roland Park Place                      Limited-service branch              1/02
             830 West 40/th/ Street
             Baltimore, MD 21211

           Sterrett Place                         Administrative offices              5/03
             5585 Sterrett Place, Suite 100
             Columbia, MD 21044

           Vantage House                          Limited-service branch              2/06
             5400 Vantage Point Road
             Columbia, MD 21044

           White Flint                            Full-service branch                 12/07
             11414 Rockville Pike
             Rockville, MD 20852

           Wilde Lake                             Full-service branch                 6/02
             10451 Twin Rivers Road
             Columbia, MD 21044

         * Expiration date, assuming all options to renew are exercised.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et.al., Civil Action No. WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House, on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleges, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the File in accordance with the rules governing the ACH network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge of the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract and tortious interference with contract and with prospective business relations. The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories. The Bank considers the counterclaims meritless and will vigorously defend all claims brought against it.

         The Company is also party to legal actions which are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

         There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         The information required by this Item is set forth by reference to the information appearing under the captions "Dividends and Common Stock" on page 50 and "Recent Common Stock Prices" on page 56 of the 2000 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 8 of the 2000 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 9 through 27 of the 2000 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis - Market Risk and Interest Rate Sensitivity" on pages 22 through 25 of the 2000 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The financial statements required by this Item as to the Company and the Company's Independent Public Accountants' Report thereon is incorporated by reference to the 2000 Annual Report to Stockholders included in Exhibit 13.1, pages 24 through 46, filed herewith. The supplementary data required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Quarterly Financial Data" on page 55 of the 2000 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There have been neither changes in nor disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

         The following information is supplied with respect to Mr. Bond and to other named executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 2001.

                                              Position with the
     Name                Age                 Company and the Bank
     ----                ---                 --------------------

John M. Bond, Jr.         57     President and Chief Executive Officer of the
                                 Company and the Bank and Treasurer of the Company.

Michael T. Galeone        52     Executive Vice President of the Bank.

Stephen A. Horvath        51     Executive Vice President of the Bank

Adelbert D. Karfonta      55     Executive Vice President of the Bank

Robert W. Locke           55     Executive Vice President of the Bank.

Scott C. Nicholson        39     Executive Vice President of the Bank

John A. Scaldara, Jr.     37     Executive Vice President, Chief Financial
                                 Officer and Secretary of the Company and the Bank.

         Mr. Bond has over 28 years of experience in the banking industry, holding senior positions with the Bank, Chase Bank of Maryland and The First National Bank of Maryland. Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. Mr. Bond is an active volunteer in his community, working with various organizations involved in education, health and community development in both Howard County and Baltimore. Mr. Bond is a graduate of Harvard College (A.B.) and Columbia University (M.B.A. and J.D.). He has been admitted to the New York State Bar.

         Mr. Galeone directs the Regional Support Group of the Bank, which includes retail banking and investment services and human resources. He has in excess of 25 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs. He is currently a member of the Board for the Economic Development Authority for Howard County and the Howard County Chamber of Commerce, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University, Institute of Technology.

         Mr. Horvath directs the Washington Suburban Region of the Bank. Prior to the merger with Suburban, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and Suburban Bank. He has also held positions with Crestar and First Union National Bank. Mr. Horvath is active in civic affairs, serving as past Chairman of the Prince George's United Way Campaign and past Chairman of the Finance Committee of the Prince George's Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.) and the Stonier Graduate School of Banking.

         Mr. Karfonta directs the Howard County Region of the Bank. He has over 25 years of experience in the financial services industry. He has held several executive positions with Household International Corporation in both the banking division and the finance division. Mr. Karfonta is actively involved in the Howard County community, serving as a member of the Howard County Chamber of Commerce, Howard County Tourism Board, Educational Partnerships and is active in various programs supporting youth mentoring. His is a graduate of the University of Baltimore (B.A.) and attended the Robert G. Merrick School of Business.

         Mr. Locke directs the Baltimore Region of the Bank. He has over 25 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke is actively involved in civic and professional affairs, serving as Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Better Business Bureau and the Baltimore Division of the American Heart Association. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

         Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 17 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen's Investment Corporation. Mr. Nicholson is actively involved in civic and professional affairs, serving with various organizations including the Rotary Club of Columbia Town Center, the Soccer Association of Columbia/Howard County and as Director of Development Guaranty Group of Montgomery County, Inc., a subsidiary of Maryland National Capital Building Industry Association. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

         Mr. Scaldara directs the Corporate Services Group of the Bank and the Company, including accounting, finance, investor relations, information technology, loan administration, and transaction processing activities. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as past Chairman of the Howard Hospital Foundation. Mr. Scaldara has served as Secretary of the Company and the Bank since January 14, 1991.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Executive Officers, Directors and Nominees" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

a.  Exhibits

             (2.1) Plan and Agreement to Merge, dated September 28, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Form 8-K filed by the Company on October 4, 1999 (File No. 0-23402).

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

             (3.1a) Articles Supplementary dated September 27, 1999, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 0-24302).

             (3.2) Form of Amended and Restated By-laws of the Company, restated as of March 8, 2000, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24302).

             (10.1) Form of the Company's 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 0-23402).

             (10.1a) Amendment dated September 28, 1998 to the Company's 1987 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-23402).

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

             (10.10) Form of Employment Agreement dated February 26, 1999 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-23402).

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

             (10.13a) Amendment dated September 26, 1998 to the Company's 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 0-23402).

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

             (10.16) Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 0-24302).

             (10.17) Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta (filed herein as Exhibit 10.17).

             (13.1)        2000 Annual Report to Stockholders (filed herein as
                           Exhibit 13.1).

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
                           The Columbia              Maryland                Columbia                     100%
                           Bank                                              Bancorp

                           McAlpine                  Maryland                The Columbia                 100%
                           Enterprises,  Inc.                                Bank

                           Howard I, LLC             Maryland                The Columbia                 100%
                                                                             Bank

                           Howard II, LLC            Maryland                The Columbia                 100%
                                                                             Bank

                           Columbia Leasing, Inc.    Maryland                The Columbia                 100%
                                                                             Bank

             (23.1)        Consents of Independent Auditors (filed herein as
                           Exhibit 23.1).

             (99.1) Notice of the 2001 Annual Meeting of Stockholders, Proxy Statement for the 2001 Annual Meeting of Stockholders and the 2001 Form of Proxy (filed herein as Exhibit 99.1).


b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

c.       Financial Statement Schedules

         Report of a Predecessor Accountant (filed herein as Schedule 1).

                                  SCHEDULE I


                         FINANCIAL STATEMENT SCHEDULE


                      Report of a Predecessor Accountant

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Suburban Bancshares, Inc.

         We have audited the consolidated balance sheet of Suburban Bancshares, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Bancshares, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/  Stegman & Company



Baltimore, Maryland
January 10, 2000

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Columbia Bancorp
                                          (Registrant)




March 26, 2001                            By: /s/ John M. Bond, Jr.
                                             ---------------------------
                                          John M. Bond, Jr.
                                          President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                    Title                    Date
---------                                    -----                    ----

/s/ Winfield M. Kelly, Jr.                   Chairman of the          3/26/01
-----------------------------------
Winfield M. Kelly, Jr.                       Board


/s/ James R. Moxley, Jr.                     Vice Chairman            3/26/01
-----------------------------------
James R. Moxley, Jr.                         of the Board


/s/ Herschel L. Langenthal                   Chairman of the          3/26/01
-----------------------------------
Herschel L. Langenthal                       Executive Committee


/s/ John M. Bond, Jr.                        President, Chief         3/26/01
-----------------------------------
John M. Bond, Jr.                            Executive Officer and
                                             Treasurer


/s/ John A. Scaldara, Jr.                    Secretary                3/26/01
-----------------------------------
John A. Scaldara, Jr.                        and Chief Financial
                                             Officer


/s/ Anand S. Bhasin                          Director                 3/26/01
-----------------------------------
Anand S. Bhasin

Signature                                    Title                    Date
---------                                    -----                    ----


/s/ Robert R. Bowie, Jr.                     Director                 3/26/01
-----------------------------------
Robert R. Bowie, Jr.



/s/ Garnett Y. Clark, Jr.                    Director                 3/26/01
-----------------------------------
Garnett Y. Clark, Jr.



/s/ Hugh F.Z. Cole, Jr.                      Director                 3/26/01
-----------------------------------
Hugh F.Z. Cole, Jr.



                                             Director                 3/  /01
-----------------------------------
G. William Floyd



/s/ William L. Hermann                       Director                 3/26/01
-----------------------------------
William L. Hermann



/s/ Charles C. Holman                        Director                 3/26/01
-----------------------------------
Charles C. Holman


/s/ Raymond G. LaPlaca                       Director                 3/26/01
-----------------------------------
Raymond G. LaPlaca


/s/ Harry L. Lundy, Jr.                      Director                 3/26/01
-----------------------------------
Harry L. Lundy, Jr.


/s/ Richard E. McCready                      Director                 3/26/01
-----------------------------------
Richard E. McCready


/s/ Kenneth H. Michael                       Director                 3/26/01
-----------------------------------
Kenneth H. Michael


/s/ James R. Moxley, III                     Director                 3/26/01
-----------------------------------
James R. Moxley, III


                                             Director                 3/  /01
-----------------------------------
Vincent D. Palumbo


                                             Director                 3/  /01
-----------------------------------
Mary S. Scrivener

Signature                                    Title                    Date
---------                                    -----                    ----

/s/ Lawrence A. Shulman                      Director                 3/26/01
-----------------------------------
Lawrence A. Shulman


/s/ Maurice M. Simpkins                      Director                 3/26/01
-----------------------------------
Maurice M. Simpkins


/s/ Robert N. Smelkinson                     Director                 3/26/01
-----------------------------------
Robert N. Smelkinson



/s/ Theodore G. Venetoulis                   Director                 3/26/01
-----------------------------------
Theodore G. Venetoulis

                               INDEX TO EXHIBITS

      Exhibit No.                                Title of Exhibit
      ----------                                 ----------------

         10.17 Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta.

         13.1 Annual Report to Stockholders for the year ended December 31, 2000.

         23.1                       Consents of Independent Auditors.

         99.1 Notice of the 2001 Annual Meeting of Stockholders, Proxy Statement for the 2001 Annual Meeting of Stockholders and the 2001 Form of Proxy.