Form 10-Q
period 2001-03-31
COLUMBIA BANCORP
filed 2001-05-11
CIK 834105

                 FORM 10-QQUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

          For the quarterly period ended March 31, 2001
                                         --------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

                        Commission file number 0-24302

                               COLUMBIA BANCORP
            (exact name of registrant as specified in its charter)


           Maryland                                    52-1545782
--------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


            10480 Little Patuxent Parkway, Columbia, Maryland 21044
 ----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (410) 465-4800
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,156,464 shares as of May 7, 2001.

                               COLUMBIA BANCORP
                                   CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

           Consolidated Statements of Condition as of March 31, 2001
            (unaudited) and December 31, 2000                                  3

           Consolidated Statements of Income and Comprehensive Income for
            the Three Months Ended March 31, 2001 and 2000
            (unaudited)                                                        4

           Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2001 and 2000 (unaudited)                                5

           Notes to Consolidated Financial Statements                          6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   17

 Item 2.  Changes in Securities and Use of Proceeds                           17

 Item 3.  Defaults Upon Senior Securities                                     17

 Item 4.  Submission of Matters to a Vote of Security Holders                 18

 Item 5.  Other Information                                                   18

 Item 6.  Exhibits and Reports on Form 8-K                                    18

                                      (2)

PART I    ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                            March 31,                   December 31,
                                                                              2001                         2000
                                                                     ----------------------       ----------------------
                  ASSETS                                                   (unaudited)
                  ------
Cash and due from banks                                                      $ 34,198                     $ 31,931
Federal funds sold                                                             88,229                       15,540
Investment securities (fair value $100,477 in 2001 and
    $137,796 in 2000)                                                          99,686                      137,674
Securities available-for-sale                                                  57,641                       61,337
Residential mortgage loans originated for sale                                  8,695                        1,911
Loan receivables:
    Commercial                                                                164,555                      170,910
    Leases                                                                      1,840                        1,723
    Real estate development and construction                                  137,769                      129,336
    Real estate mortgage:
        Residential                                                            18,537                       18,594
        Commercial                                                             78,143                       75,325
    Retail, principally loans secured by home equity                          139,836                      139,967
    Credit card                                                                 2,340                        2,572
    Other                                                                         154                        1,035
                                                                     ----------------              ---------------
        Total loans                                                           543,174                      539,462
    Less:    Unearned income, net of origination costs                            476                          411
                Allowance for credit losses                                     7,218                        7,026
                                                                     ----------------              ---------------
        Loans, net                                                            535,480                      532,025
Other real estate owned                                                         2,738                        2,996
Property and equipment, net                                                    11,025                       11,372
Prepaid expenses and other assets                                              17,267                       17,864
                                                                     ----------------              ---------------

                 Total assets                                                $854,959                     $812,650
                                                                     ================              ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                                      $124,382                     $130,155
    Interest-bearing deposits                                                 557,753                      500,329
                                                                     ----------------              ---------------
        Total deposits                                                        682,135                      630,484
Short-term borrowings                                                          80,551                       93,184
Long-term borrowings                                                           20,000                       20,000
Accrued expenses and other liabilities                                          5,766                        4,462
                                                                     ----------------              ---------------
        Total liabilities                                                     788,452                      748,130
                                                                     ----------------              ---------------

Stockholders' equity
    Common stock, $.01 par value per share;
        authorized 10,000,000 shares; outstanding
        7,164,964 and 7,149,968 shares, respectively                               72                           71
    Additional paid-in-capital                                                 48,434                       48,378
    Retained earnings                                                          17,956                       16,512
    Accumulated other comprehensive income (loss)                                  45                         (441)
                                                                     ----------------              ---------------
        Total stockholders' equity                                             66,507                       64,520
                                                                     ----------------              ---------------

            Total liabilities and stockholders' equity                       $854,959                     $812,650
                                                                     ================              ===============

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                For Three  Months Ended March 31, 2001 and 2000
                            (dollars in thousands)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                        ---------------------------------
                                                                          2001                     2000
                                                                        --------                 --------
                                                                                    (unaudited)
Interest income:
   Loans                                                                 $12,603                  $10,593
   Investment securities                                                   3,030                    2,473
   Federal funds sold                                                        243                      219
                                                                        --------                 --------
      Total interest income                                               15,876                   13,285
                                                                        --------                 --------
Interest expense:
   Deposits                                                                5,618                    4,271
   Borrowings                                                              1,257                    1,035
                                                                        --------                 --------
      Total interest expense                                               6,875                    5,306
                                                                        --------                 --------
      Net interest income                                                  9,001                    7,979
Provision for credit losses                                                  300                      271
                                                                        --------                 --------
      Net interest income after provision
       for credit losses                                                   8,701                    7,708
                                                                         -------                 --------
Noninterest income:
   Fees charged for services                                                 620                      544
   Gains and fees on sales of mortgage loans, net of costs                   133                       91
   Net income on other real estate owned                                      43                       30
   Other                                                                     372                      280
                                                                        --------                 --------
      Total noninterest income                                             1,168                      945
                                                                        --------                 --------
Noninterest expense:
   Salaries and employee  benefits                                         3,515                    3,130
   Occupancy, net                                                            888                      859
   Equipment                                                                 556                      461
   Data processing                                                           290                      392
   Marketing                                                                 116                      174
   Cash management services                                                  118                       96
   Professional fees                                                         269                      158
   Deposit insurance                                                          45                       42
   Merger-related expenses                                                     -                    2,213
   Other                                                                     882                      797
                                                                        --------                 --------
      Total noninterest expense                                            6,679                    8,322
                                                                        --------                 --------
      Income before income taxes                                           3,190                      331
Income tax provision                                                       1,030                      275
                                                                        --------                 --------
      Net income                                                           2,160                       56
Other comprehensive income (loss), net of tax -
 unrealized gain (loss) on securities available-for-sale                     486                     (457)
                                                                        --------                 --------
      Comprehensive income (loss)                                        $ 2,646                  $  (401)
                                                                        ========                 ========
Per common share data:
   Net income:  Basic                                                      $0.30                  $  0.01
                Diluted                                                     0.30                     0.01
   Cash dividends declared                                                  0.10                     0.09
                                                                        ========                 ========


See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000
                            (dollars in thousands)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                           ---------------------------
                                                                                           2001                   2000
                                                                                           ----                   ----
                                                                                                    (unaudited)
Cash flows from operating activities:
   Net income                                                                             $  2,160              $     56
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                       386                   301
           Amortization of loan fee income                                                    (303)                 (258)
           Provision for credit losses                                                         300                   271
           Gains on sales of mortgage loans, net of costs                                     (133)                  (91)
           Proceeds from sales of residential mortgage loans originated for sale            16,138                 9,350
           Disbursements for residential mortgage loans originated for sale                (22,789)               (8,911)
           Loan fees deferred, net of origination costs                                        368                   248
           Decrease in prepaid expenses and other assets                                     1,098                   811
           Increase in accrued expenses and other liabilities                                1,304                 4,020
                                                                                          --------              --------
               Net cash (used in) provided by operating activities                          (1,471)                5,797
                                                                                          --------              --------

Cash flows provided by (used in) investing activities:
    Net  decrease (increase) in loans                                                        5,401               (18,199)
    Loan purchases                                                                         (11,908)                  (75)
    Loan sales                                                                               2,687                 1,421
    Purchases of investment securities                                                      (2,000)              (11,000)
    Purchases of securities available-for-sale                                                 (25)               (8,211)
    Proceeds from maturities and principal repayments of
        investment securities                                                               40,048                 9,004
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                                        4,525                 1,992
    Additions to other real estate owned                                                       (17)                 (235)
    Sales of other real estate owned                                                           275                   405
    Purchases of property and equipment                                                       (136)               (1,112)
    Disposal of property and equipment                                                          25                   126
    Purchase of life insurance                                                                (746)                    -
    Increase in cash surrender value of life insurance                                         (61)                  (61)
                                                                                          --------              --------
        Net cash provided by (used in) investing activities                                 38,068               (25,945)
                                                                                          --------              --------

Cash flows provided by (used in) financing activities:
    Net  increase in deposits                                                               51,651                24,529
    Decrease in short-term borrowings                                                      (12,633)               (2,463)
    Cash dividends distributed on common stock                                                (716)                 (406)
    Net proceeds from stock options exchanged                                                   57                    26
                                                                                          --------              --------
        Net cash provided by financing activities                                           38,359                21,686
                                                                                          --------              --------

Net increase in cash and cash equivalents                                                   74,956                 1,538
    Cash and cash equivalents at beginning of period                                        47,471                59,615
                                                                                          --------              --------
    Cash and cash equivalents at end of period                                            $122,427              $ 61,153
                                                                                          ========              ========

Supplemental information:
        Interest paid on deposits and borrowings                                          $ 12,239              $  5,251
        Income taxes paid                                                                      100                     -
                                                                                          ========              ========

See accompanying notes to consolidated financial statements.

                                      (5)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Information as of and for the three months ended March 31, 2001 and 2000 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

     The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and The Columbia Bank's wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  INVESTMENTS

   The amortized cost and estimated fair values of investment securities and securities available-for-sale at March 31, 2001 were as follows:

                                                                              Gross             Gross           Estimated
                                                         Amortized         Unrealized         Unrealized           Fair
                                                            Cost              Gains             Losses            Value
                                                          ---------------------------------------------------------------
                                                                                 (dollars in thousands)
Investment securities:
    Federal agency securities                             $96,740              $779               $  -           $ 97,519
    Mortgage-backed securities                                892                15                  3                904
    Collateralized mortgage obligations                     2,054                 -                  -              2,054
                                                          ---------------------------------------------------------------
        Total                                             $99,686              $794               $  3           $100,477
                                                          ===============================================================

Securities available-for-sale:
    Federal agency securities                             $29,097              $438               $ 15           $ 29,520
    Mortgage-backed securities                              8,226                50                ---              8,276
    Trust preferred stocks                                 15,887               216                406             15,697
    Other equity securities                                   816               ---                134                682
    Investment in Federal Home Loan
        Bank stock                                          2,288               ---                ---              2,288
    Other                                                   1,251                14                 87              1,178
                                                          ---------------------------------------------------------------
        Total                                             $57,565              $718               $642           $ 57,641
                                                          ===============================================================

                                      (6)

   The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2000 were as follows:

                                                                             Gross             Gross           Estimated
                                                         Amortized         Unrealized         Unrealized          Fair
                                                            Cost              Gains             Losses           Value
                                                         ----------------------------------------------------------------
                                                                               (dollars in thousands)
Investment securities:
    Federal agency securities                            $134,682              $316               $191           $134,807
    Mortgage-backed securities                                938                10                 13                935
    Collateralized mortgage obligations                     2,054               ---                ---              2,054
                                                         ----------------------------------------------------------------
        Total                                            $137,674              $326               $204           $137,796
                                                         ================================================================

Securities available-for-sale:
    U.S. Treasury securities                             $    200              $---               $---           $    200
    Federal agency securities                              32,588                92                308             32,372
    Mortgage-backed securities                              8,488               ---                125              8,363
    Trust preferred stocks                                 15,886                89                398             15,577
    Other equity securities                                   816               ---                ---                816
    Investment in Federal Home Loan
        Bank stock                                          2,825               ---                ---              2,825
    Other                                                   1,250               ---                 66              1,184
                                                         ----------------------------------------------------------------
        Total                                            $ 62,053              $181               $897           $ 61,337
                                                         ================================================================

NOTE  3  -  PER SHARE DATA

   Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                              Three Months Ended March 31,
                                                          ------------------------------------------------------------------
                                                                    2001                                      2000
                                                          ------------------------                  ------------------------
                                                           Basic           Diluted                   Basic           Diluted
                                                          ------------------------                  ------------------------
Net income                                                $2,160            $2,160                  $   56            $   56
Net income, before merger-related
  expenses, net of tax                                     2,160             2,160                   1,628             1,628

Weighted average shares outstanding                        7,154             7,154                   7,154             7,154
Dilutive securities                                          ---                57                     ---                45
                                                          ------------------------                  ------------------------
Adjusted weighted average shares
  used in EPS computation                                  7,154             7,211                   7,154             7,199
                                                          ========================                  ========================

Net income per common share                               $ 0.30            $ 0.30                  $ 0.01            $ 0.01
                                                          ========================                  ========================
Net income per common share, before
  merger-related expenses, net of tax                     $ 0.30            $ 0.30                  $ 0.23            $ 0.23
                                                          ========================                  ========================

NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

                                      (7)

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2001 whose contract amounts represent potential credit risk is as follows:

                                                           March 31,
                                                             2001
                                                    ----------------------
                                                    (dollars in thousands)

     Commitments to extend credit (a)                      $250,692
     Standby letters of credit                               17,251
     Limited recourse on mortgage loans sold                  3,475

     -----------------------------
     (a) Includes unused lines of credit totalling $232.0 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $18.7 million.

NOTE 5  -  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It was effective January 1, 2001. The Company does not have any hedging relationships or derivative instruments that would require reclassification under the provisions of SFAS No. 133.

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

    The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 2001, total deposits were $682.1 million.

                                      (8)

Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totalled $622.1 million or 91.2% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established a credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At March 31, 2001 the Company's approved credit limit with the FHLB was $113.3 million and advances outstanding totaled $20.0 million. However, the Company had collateral sufficient to borrow up to $180.3 million. Individual advances in excess of $5 million or total advances above the approved $113.3 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2001, federal funds sold totaled $88.2 million or 10.3% of total assets, investments available-for-sale totaled $57.6 million or 6.7% of total assets and the fair value of investment securities due in one year or less was $13.6 million or 1.6% of total assets.

Capital Resources
-----------------

     Total stockholders' equity was $66.5 million at March 31, 2001, representing an increase of $2.0 million or 3.1% from December 31, 2000. The growth of stockholders' equity in the first quarter of 2001 was primarily attributable to the earnings of the Company of $2.2 million less dividends declared on common stock of $716,000 and plus an increase of $486,000 in accumulated other comprehensive income, resulting from improving market value of securities available-for-sale.

     Dividends for the first three months of 2001 were $.10 per share, compared to $.09 per share in 2000.

     The following table summarizes the Company's risk-based capital ratios:

                                                                 Columbia Bancorp
                                                          ------------------------------                   Minimum
                                                          March 31,         December 31,                 Regulatory
                                                            2001                2000                    Requirements
        ------------------------------------------------------------------------------------------------------------
        Risk-based capital ratios:
         Tier 1 capital                                    10.38%               10.48%                      4.00%
         Total capital                                     11.51                11.62                       8.00

        Tier 1 leverage ratio                               8.28                 8.37                       4.00

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

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2001 and the Company's interest sensitivity gap position at that date. The Company's cumulative sensitivity gap through twelve months is a negative 0.7%. A negative

                                      (9)
sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income, and during periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                                                         After One
                                                    One Year              Through                  After
                                                    Or Less              Three Years            Three Years              Total
                                                    ---------------------------------------------------------------------------
                                                                             (dollars in thousands)
Federal funds sold                                  $ 88,229                $   ---               $    ---             $ 88,229
Investment securities and
    securities available-for-sale                    111,130                 27,207                 18,990              157,327
Loans, exclusive of nonaccrual loans                 359,474                 56,222                131,214              546,910
                                                    ---------------------------------------------------------------------------
    Interest-earning assets                          558,833                 83,429                150,204              792,466
                                                    ---------------------------------------------------------------------------

Interest-bearing deposits                            484,402                 68,628                  4,723              557,753
Other borrowings                                      80,551                    ---                 20,000              100,551
                                                    ---------------------------------------------------------------------------
    Interest-bearing liabilities                     564,953                 68,628                 24,723              658,304
                                                    ---------------------------------------------------------------------------

Interest sensitivity gap                            $ (6,120)               $14,801               $125,481             $134,162
                                                    ===========================================================================

Cumulative interest sensitivity gap                 $ (6,120)               $ 8,681               $134,162
                                                    ======================================================

Cumulative interest sensitivity
    gap ratio                                          -0.72%                  1.02%                 15.69%
                                                    ======================================================

     The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given the current interest rate environment. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 10 to 14 days after settlement. Penalty-free certificates of deposit are scheduled by stated maturity date, given the current interest rate environment. Long-term advances from the FHLB are scheduled according to their conversion option date.

     The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on December 31, 2000 data, the simulation analysis provided the following profile of the Company's interest rate risk:

                                                                      Immediate Rate Change
                                                            -----------------------------------------
                                                            +200 BP          -200 BP           Policy
                                                            -----------------------------------------
          Net interest income at risk:                      -1.55%           -5.17%         +/-   7.5%
          Change in economic value of equity:               -4.34%           +5.13%          +/- 20.0%

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

                                      (10)

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

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale increased $6.8 million from $1.9 million at December 31, 2000 to $8.7 million at March 31, 2001, due to an increase in first mortgage origination and activity corresponding to the declining interest rate environment.

Loans and Nonperforming Assets:

     At March 31, 2001, the Company's loan portfolio, net of unearned income, totalled $542.7 million, or 63.5% of its total assets of $855.0 million. The most significant categories of loans in the Company's portfolio are commercial loans and leases, real estate development and construction, residential and commercial mortgages and consumer.

     Since December 31, 2000, total loans increased $3.7 million, or 0.7%. Real estate development and construction loans and commercial mortgage loans rose $8.4 million and $2.8 million, respectively, since December 31, 2000, while commercial loans declined $6.4 million.

     Commercial loans and lease receivables constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At March 31, 2001, commercial loans totaled $166.4 million, or 30.7% of total loans, including $1.8 million in leases. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Retail loans, principally loans secured by home equity, represent the second largest component of the Company's loan portfolio, totaling $139.8 million, or 25.8% of the Company's loan portfolio, at

March 31, 2001. Of this amount, $119.8 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

     Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $137.8 million at March 31, 2001. A breakdown by type follows:

                                    Amount                      Percent
--------------------------------------------------------------------------------
                                           (dollars in thousands)
Residential construction (a)       $ 55,910                      40.6%
Residential land development         48,560                      35.3%
Residential land acquisition (b)     11,063                       8.0%
Commercial construction              22,236                      16.1%
                                   --------                     -----
                                   $137,769                     100.0%
                                   ========                     =====

-----------------
(a) Includes $16.0 million of loans to individuals for construction of primary personal residences.
(b) Includes $2.4 million of loans to individuals for the purchase of residential building lots.

                                      (11)

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

     The following table provides information concerning nonperforming assets and past-due loans:

                                                            March 31,          December 31,        March 31,
                                                              2001                 2000               2000
                                                            ------------------------------------------------
                                                                          (dollars in thousands)
Nonaccrual loans (a)                                        $4,959               $3,917               $  869
Restructured loans                                             285                  294                  ---
Other real estate owned                                      2,738                2,996                3,867
                                                            ------------------------------------------------
    Total nonperforming assets                              $7,982               $7,207               $4,736
                                                            ================================================

Accruing loans past-due 90 days or more                     $  270               $  218               $  182
                                                            ================================================

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

     At March 31, 2001, nonaccrual loans totaled $5.0 million and consisted primarily of a single commercial banking relationship with a local manufacturer which has a carrying value of $2.9 million, subsequent to the $1.5 million write-down recorded in December 2000. The relationship is comprised of five loans that are secured by residential and commercial properties and other business assets. The Company believes that the carrying value of the loans is adequately secured by these assets. The Company also has the personal guarantees of the principals involved. Nonaccrual loans also include two commercial mortgages totaling $817,000, which have common ownership with respect to the relationship previously described but independent cash flow from the manufacturing entity. Other nonaccrual loans include a commercial relationship totaling $390,000, of which $366,000 is guaranteed by the Small Business Administration; two commercial mortgage loans carried at $211,000, and $100,000; a commercial loan with a balance of $132,000; four smaller commercial loans totaling $84,000; and three consumer loans carried at a total of $39,000.

     At March 31, 2001, other real estate owned totaled $2.7 million and consisted primarily of a residential development project with a carrying value of $2.4 million, representing the Company's 75% ownership interest. The Company has entered into a contract with a third party contractor to manage the completion of the development work. As of March 31, 2001, all undelivered townhouse lots were under contract of sale with two residential builders with a takedown schedule that extended through September 2003. A second residential development project, with a balance of $396,000, consists of two townhouse building pads with a total of twelve units. The Company plans to market the property for sale.

     Impaired loans at March 31, 2001 totaled $4.8 million and consisted of seventeen commercial and residential development and construction loans on nonaccrual status, net of government guarantees. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at March 31, 2001 with an allocated valuation allowance. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

                                      (12)

Allowance for Credit Losses:

     The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants periodically review the loan portfolio. At March 31, 2001, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at March 31, 2001 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The changes in the Allowance are presented in the following table.

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2001            2000
                                                                                ----------------------------
                                                                                    (dollars in thousands)
     Allowance for credit losses -
         beginning of period                                                       $7,026          $6,071
     Provision for credit losses                                                      300             271
     Charge-offs                                                                     (156)           (171)
     Recoveries                                                                        48              81
                                                                                   ----------------------
     Allowance for credit losses -
         end of period                                                             $7,218          $6,252
                                                                                   ======================

     Allowance as a percentage of loans
         receivable, net of unearned income                                          1.33%           1.34%
                                                                                   ======================

     Allowance as a percentage of nonperforming
         loans and loans past-due 90 days or more (a)                               138.0%          594.9%
                                                                                   ======================

     ------------------------
     (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

     The Company reported first quarter 2001 core earnings of $2.16 million, or $.30 per diluted common share, compared to $1.63 million, or $.23 per diluted share, for the same period in 2000, representing an increase of 32.6%. Reported earnings during the first quarter of 2000 were $56,000 and reflected pre-tax one-time merger-related charges of $2.21 million recorded in connection with the completion of the merger of Suburban Bancshares, Inc. into Columbia Bancorp effective March 8, 2000.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2001 was 1.09%, compared to 0.94% for the corresponding period in 2000, excluding merger-related expenses. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the three months ended March 31, 2001 was 13.39%, compared to 10.50% for the corresponding period in 2000, excluding merger-related expenses.

                                      (13)

Net Interest Income
-------------------

     Net interest income totaled $9.0 million for the three months ended March 31, 2001, compared to $8.0 million for the same period in 2000. Net interest income increased $1.0 million in 2001 as compared to 2000 due to increases in average interest-earning assets and the rates earned on those assets, offset by increases in average balances of interest-bearing liabilities and the rates paid on those liabilities. Specifically, average interest-earning assets increased $109.6 million or 17.1% during the three months ended March 31, 2001, compared to the same period in 2000, primarily as a result of loan growth. Correspondingly, the average taxable equivalent yield on interest-earning assets increased from 8.34% for the three months ended March 31, 2000 to 8.61% for the same period in 2001. The increase in the yield was due largely to increases in the volume of loans and investments.

     The increases in interest income were mitigated by increases in average interest-bearing liabilities from $511.4 million for the three months ended March 31, 2000 to $611.6 million for the same period in 2001. In addition, the rate paid on interest-bearing liabilities increased from 4.17% for the three months ended March 31, 2000 to 4.56% for the same period in 2001. The primary reason for this increase was growth of $63.9 million in certificates of deposit, the Company's highest-paying deposit.

     Net interest income for the three months ended March 31, 2001 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 72.5% at March 31, 2000 to 73.3% at March 31, 2001.

     Even though net interest income increased, the net result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was a decrease in the net interest margin on a taxable equivalent basis from 5.01% during the three months ended March 31, 2000 to 4.89% during the same period of 2001.

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

                                      (14)

                                                   Three Months Ended                   Three Months Ended
                                                     March 31, 2001                       March 31, 2000
                                          -----------------------------------   ----------------------------------
                                               Average                              Average
                                             Balances (a)   Interest   Rate       Balances (a)   Interest   Rate
                                          -----------------------------------   ----------------------------------
                                                                  (dollars in thousands)
Assets
Interest-earning assets:
  Loans, net of unearned income (b) (c)        $549,126     $12,640   9.34%         $464,138     $10,601   9.19%
  Investment securities and securities
    available-for-sale                          181,762       3,030   6.76%          160,198       2,474   6.21%
  Federal funds sold                             18,681         243   5.28%           15,682         219   5.62%
                                               --------------------                 --------------------
    Total interest-earning assets               749,569      15,913   8.61%          640,018      13,294   8.35%
                                                            --------------                       --------------

Noninterest-earning assets:
  Cash and due from banks                        30,353                               29,920
  Property and equipment, net                    11,230                               10,725
  Other assets                                   18,952                               21,117
  Less: allowance for credit losses              (7,173)                              (6,148)
                                               --------                             --------
    Total assets                               $802,931                             $695,632
                                               ========                             ========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                                 $ 59,837          95   0.64%         $ 53,893         169   1.26%
  Savings accounts                               63,333         395   2.53%           72,269         542   3.02%
  Money market accounts                         112,385       1,042   3.76%           99,014         908   3.69%
  Certificates of deposit                       273,418       4,086   6.06%          209,527       2,652   5.09%
  Short-term borrowings                          82,616         997   4.89%           56,707         770   5.46%
  Long-term borrowings                           20,000         260   5.27%           20,000         265   5.33%
                                               --------------------                 --------------------
    Total interest-bearing liabilities          611,589       6,875   4.56%          511,410       5,306   4.17%
                                                            --------------                       --------------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits                  118,216                              113,805
  Other liabilities                               7,689                                8,034
Stockholders' equity                             65,437                               62,383
                                               --------                             --------
    Total liabilities and
       stockholders' equity                    $802,931                             $695,632
                                               ========                             ========
Net interest income                                         $ 9,038                              $ 7,988
                                                            =======                              =======
Net interest spread                                                   4.05%                                4.18%
                                                                      ====                                 ====
Net interest margin                                                   4.89%                                5.02%
                                                                      ====                                 ====

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $303,000 and $258,000 for the three months ended March 31, 2001 and 2000, respectively.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

                                      (15)

     The following table provides further analysis of the increase in net interest income.

                                                                        Three Months Ended March 31, 2001
                                                                       Compared to the Three Months Ended
                                                                                 March 31, 2000
                                                                ----------------------------------------------
                                                                                       Increase/(Decrease)
                                                                                           Due to (a)
                                                                 Increase    ---------------------------------
                                                                (Decrease)             Rate             Volume
                                                                ----------------------------------------------
                                                                           (dollars in thousands)
     Interest income:
         Loans (b)(c)                                           $2,039                $ 84             $1,955
         Investment securities and securities
             available-for-sale                                    556                 207                349
         Federal funds sold                                         24                 (16)                40
                                                                ---------------------------------------------
             Total interest income                               2,619                 275              2,344
                                                                ---------------------------------------------

     Interest expense:
         Deposits                                                1,347                 369                978
         Borrowings                                                222                 (99)               321
                                                                ---------------------------------------------
             Total interest expense                              1,569                 270              1,299
                                                                ---------------------------------------------

             Net interest income                                $1,050                $  5             $1,045
                                                                =============================================

-------------------
(a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)  Includes interest on loans originated for sale.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $1.2 million for the three months ended March 31, 2001, as compared to $945,000 for the corresponding period in 2000. The $223,000 increase in noninterest income during the first three months of 2001 as compared to the same period of 2000 was due to an increase in fees charged for services of $76,000 and gains on sales of mortgage loans, net of costs, of $42,000. Net gains on the sales of mortgage loans rose due to a $6.8 million or 72.6% increase in the volume of loans sold.

Noninterest Expense
-------------------

     Noninterest expense increased $570,000 or 9.3% for the three months ended March 31, 2001, as compared to the same period in 2000, exclusive of merger-related expenses. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $385,000 for the three months ended March 31, 2001 as compared to the same period in 2000. Salaries and benefits increased primarily as a result of an increase in the number of full time equivalent employees due to general business expansion efforts, general merit and performance increases and increased costs associated with a competitive labor market.

     Professional fees increased $111,000, or 70.3%, in the first quarter of 2001 as compared to the same period in 2000, due primarily to costs relating to one legal matter involving the Bank. This matter is more fully discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading of "Legal Proceedings."

                                      (16)

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II

ITEM 1.   LEGAL PROCEEDINGS

     As reported in the Form 10-Q dated March 31, 2000, on April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et. al., Civil Action No.WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House (the "ACH"), on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleges, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the file in accordance with the rules governing the ACH Network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge of the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract, conversion and tortious interference with contract and with prospective business relations. The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories.

     The Bank continues to consider the counterclaims meritless and will vigorously defend all claims brought against it.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

                                      (17)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

   On March 26, 2001, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on April 10, 2001, payable April 26, 2001.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K

                None.

          (b)   Reports on Form 8-K

                None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COLUMBIA BANCORP

                                 PRINCIPAL EXECUTIVE OFFICER:


May 11, 2001                     /s/  John M. Bond
-----------------------          --------------------------------
Date                             John M. Bond, Jr.
                                 President and
                                 Chief Executive Officer



                                 PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER:


May 11, 2001                     /s/  John A. Scaldara, Jr.
-----------------------          --------------------------------
Date                             John A. Scaldara, Jr.
                                 Executive Vice President,
                                 Corporate Secretary and
                                 Chief Financial Officer

                                      (18)