Form 10-Q
period 2001-06-30
COLUMBIA BANCORP
filed 2001-08-10
CIK 834105

                  FORM 10-QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----
       OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


          Maryland                                   52-1545782
-------------------------------          ---------------------------------------
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

Yes      X     No ____________
    ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,142,876 shares as of August 6, 2001.

                               COLUMBIA BANCORP
                                   CONTENTS

                                                                                                     Page
                                                                                                 -------------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements:

             Consolidated Statements of Condition as of June 30, 2001
                (unaudited) and December 31, 2000                                                        3

             Consolidated Statements of Income and Comprehensive Income for
                the Three and Six Months Ended June 30, 2001 and 2000
               (unaudited)                                                                               4

             Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2001 and 2000 (unaudited)                                                      5

             Notes to Consolidated Financial Statements                                                  6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                       9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    18

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                             18

 Item 2.  Changes in Securities and Use of Proceeds                                                     18

 Item 3.  Defaults Upon Senior Securities                                                               18

 Item 4.  Submission of Matters to a Vote of Security Holders                                           18

 Item 5.  Other Information                                                                             19

 Item 6.  Exhibits and Reports on Form 8-K                                                              19

                                      (2)

PART I    ITEM 1.  FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                         June 30,           December 31,
                                                                          2001                  2000
                                                                     ---------------      ----------------
                             ASSETS                                    (unaudited)
                             ------
Cash and due from banks                                                     $ 41,044              $ 31,931
Federal funds sold                                                            46,377                15,540
Investment securities (fair value $84,174 in 2001 and
    $137,796 in 2000)                                                         83,450               137,674
Securities available-for-sale                                                 54,504                61,337
Residential mortgage loans originated for sale                                 8,454                 1,911
Loan receivables:
    Commercial                                                               167,752               170,910
    Leases                                                                     1,790                 1,723
    Real estate development and construction                                 156,914               129,336
    Real estate mortgage:
        Residential                                                           17,864                18,594
        Commercial                                                            82,778                75,325
    Retail, principally loans secured by home equity                         147,058               139,967
    Credit card                                                                2,401                 2,572
    Other                                                                        494                 1,035
                                                                     ---------------      ----------------
        Total loans                                                          577,051               539,462
    Less:     Unearned income, net of origination costs                          611                   411
              Allowance for credit losses                                      7,667                 7,026
                                                                     ---------------      ----------------
        Loans, net                                                           568,773               532,025
Other real estate owned                                                        2,018                 2,996
Property and equipment, net                                                   11,117                11,372
Prepaid expenses and other assets                                             17,094                17,864
                                                                     ---------------      ----------------

                 Total assets                                               $832,831              $812,650
                                                                     ===============      ================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                                     $137,598              $130,155
    Interest-bearing deposits                                                506,049               500,329
                                                                     ---------------      ----------------
        Total deposits                                                       643,647               630,484
Short-term borrowings                                                         93,313                93,184
Long-term borrowings                                                          20,000                20,000
Accrued expenses and other liabilities                                         8,329                 4,462
                                                                     ---------------      ----------------
        Total liabilities                                                    765,289               748,130
                                                                     ---------------      ----------------

Stockholders' equity
    Common stock, $.01 par value per share;
        authorized 10,000,000 shares; outstanding
        7,145,476 and 7,149,968 shares, respectively                              71                    71
    Additional paid-in-capital                                                48,184                48,378
    Retained earnings                                                         19,179                16,512
    Accumulated other comprehensive income (loss)                                108                  (441)
                                                                     ---------------      ----------------
        Total stockholders' equity                                            67,542                64,520
                                                                     ---------------      ----------------
            Total liabilities and stockholders' equity                      $832,831              $812,650
                                                                     ===============      ================

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           For the Three and Six Months Ended June 30, 2001 and 2000
                            (dollars in thousands)

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             -----------   -----------   -----------    ------------
                                                                 2001          2000          2001            2000
                                                             -----------   -----------   -----------    ------------
                                                                    (unaudited)                  (unaudited)
Interest income:
    Loans                                                    $    11,994   $    11,475   $    24,597    $     22,068
    Investment securities                                          2,411         2,446         5,441           4,919
    Federal funds sold                                               445           339           688             558
                                                             -----------   -----------   -----------    ------------
       Total interest income                                      14,850        14,260        30,726          27,545
                                                             -----------   -----------   -----------    ------------

Interest expense:
    Deposits                                                       5,386         4,690        11,004           8,961
    Borrowings                                                       952           965         2,209           2,000
                                                             -----------   -----------   -----------    ------------
       Total interest expense                                      6,338         5,655        13,213         10,961
                                                             -----------   -----------   -----------    ------------
       Net interest income                                         8,512         8,605        17,513         16,584
Provision for credit losses                                          528           541           828            812
                                                             -----------   -----------   -----------    ------------
       Net interest income after provision
          for credit losses                                        7,984         8,064        16,685          15,772
                                                             -----------   -----------   -----------    ------------

Noninterest income:
    Fees charged for services                                        723           616         1,343           1,160
    Gains and fees on sales of mortgage loans, net of costs          260            76           393             167
    Net income on other real estate owned                            134            26           177              56
    Other                                                            313           214           685             494
                                                             -----------   -----------   -----------    ------------
       Total noninterest income                                    1,430           932         2,598           1,877
                                                             -----------   -----------   -----------    ------------

Noninterest expense:
    Salaries and employee benefits                                 3,303         2,944         6,818           6,074
    Occupancy, net                                                   861           895         1,749           1,754
    Equipment                                                        564           504         1,120             965
    Data processing                                                  316           424           606             816
    Marketing                                                        167           321           283             495
    Cash management services                                         145           119           263             215
    Professional fees                                                208           164           477             322
    Deposit insurance                                                 45            42            90              84
    Merger-related expenses                                            -            96             -           2,309
    Other                                                            872           820         1,754           1,617
                                                             -----------   -----------   -----------    ------------
       Total noninterest expense                                   6,481         6,329        13,160          14,651
                                                             -----------   -----------   -----------    ------------
         Income before income taxes                                2,933         2,667         6,123           2,998
Income tax provision                                                 995           901         2,025           1,176
                                                             -----------   -----------   -----------    ------------
       Net income                                                  1,938         1,766         4,098           1,822
Other comprehensive income (loss), net of tax - unrealized
    gain (loss) on securities available-for-sale                      63           405           549             (52)
                                                             -----------   -----------   -----------    ------------
       Comprehensive income                                  $     2,001   $     2,171   $     4,647    $      1,770
                                                             ===========   ===========   ===========    ============

Per common share data:
    Net income: Basic                                        $      0.27   $      0.25   $      0.57    $       0.26
                Diluted                                             0.27          0.25          0.57            0.25
    Cash dividends declared                                         0.10          0.09          0.20            0.18
                                                             ===========   ===========   ===========    ============

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2001 and 2000
                            (dollars in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                        ----------------------------
                                                                                           2001               2000
                                                                                        ---------          ---------
                                                                                                (unaudited)
Cash flows from operating activities:
   Net income                                                                           $   4,098          $   1,822
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                      833                408
           Amortization of loan fee income                                                   (545)              (501)
           Provision for credit losses                                                        828                812
           Gains on sales of mortgage loans, net of costs                                    (393)              (167)
           Proceeds from sales of residential mortgage loans originated for sale           45,066             22,074
           Disbursements for residential mortgage loans originated for sale               (51,216)           (21,328)
           Loan fees deferred, net of origination costs                                       745                608
           Decrease in prepaid expenses and other assets                                    1,208                874
           Increase in accrued expenses and other liabilities                               3,867                454
                                                                                        ---------          ---------
               Net cash provided by operating activities                                    4,491              5,056
                                                                                        ---------          ---------

Cash flows provided by (used in) investing activities:
    Net increase in loans                                                                 (22,339)           (47,931)
    Loan purchases                                                                        (20,591)              (313)
    Loan sales                                                                              5,123              2,163
    Purchases of investment securities                                                    (33,010)           (20,500)
    Purchases of securities available-for-sale                                                (25)            (8,302)
    Proceeds from maturities and principal repayments of
        investment securities                                                              87,282             19,018
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                                       7,774              3,327
    Additions to other real estate owned                                                      (77)              (293)
    Sales of other real estate owned                                                        1,086                708
    Purchases of property and equipment                                                      (672)            (1,223)
    Disposal of property and equipment                                                         25                  -
    Purchase of life insurance                                                               (650)                 -
    Increase in cash surrender value of life insurance                                       (134)              (121)
                                                                                        ---------          ---------
        Net cash provided by (used in) investing activities                                23,792            (53,467)
                                                                                        ---------          ---------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                               13,163             46,674
    Increase in short-term borrowings                                                         129              1,648
    Cash dividends distributed on common stock                                             (1,431)            (1,050)
    Purchase of common stock                                                                 (259)                 -
    Net proceeds from stock options exercised                                                  65                 30
                                                                                        ---------          ---------
        Net cash provided by financing activities                                          11,667             47,302
                                                                                        ---------          ---------

Net increase (decrease) in cash and cash equivalents                                       39,950             (1,109)
    Cash and cash equivalents at beginning of period                                       47,471             59,615
                                                                                        ---------          ---------
    Cash and cash equivalents at end of period                                          $  87,421          $  58,506
                                                                                        =========          =========

Supplemental information:
        Interest paid on deposits and borrowings                                        $  18,733          $  10,804
        Income taxes paid                                                                   1,700                775
        Transfer of loans to other real estate owned                                           31                  -
                                                                                        =========          =========

See accompanying notes to consolidated financial statements.

                                      (5)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Information as of and for the three and six months
                  ended June 30, 2001 and 2000 is unaudited)


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

     The consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year.


NOTE 2 - INVESTMENTS

     The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at June 30, 2001:

                                                                   Gross            Gross           Estimated
                                               Amortized        Unrealized        Unrealized           Fair
                                                  Cost             Gains            Losses            Value
                                              ----------------------------------------------------------------
                                                                   (dollars in thousands)
Investment securities:
    Federal agency securities                  $   80,543           $  716            $    -         $  81,259
    Mortgage-backed securities                        852               11                 3               860
    Collateralized mortgage obligations             2,055                -                 -             2,055
                                              ----------------------------------------------------------------
        Total                                  $   83,450           $  727            $    3         $  84,174
                                              ================================================================

Securities available-for-sale:
    Federal agency securities                  $   26,168           $  480            $   21         $  26,627
    Mortgage-backed securities                      7,913               44                 2             7,955
    Trust preferred stocks                         15,888              225               341            15,772
    Other equity securities                           816                -               154               662
    Investment in Federal Home Loan
        Bank stock                                  2,288                -                 -             2,288
    Other                                           1,252               18                70             1,200
                                              ----------------------------------------------------------------
        Total                                  $   54,325           $  767            $  588         $  54,504
                                              ================================================================

                                      (6)

   The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at December 31, 2000:

                                                                            Gross             Gross         Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains             Losses           Value
                                             -------------------------------------------------------------------------
                                                                       (dollars in thousands)
Investment securities:
    Federal agency securities                         $  134,682       $      316              $    191       $134,807
    Mortgage-backed securities                               938               10                    13            935
    Collateralized mortgage obligations                    2,054              ---                   ---          2,054
                                             -------------------------------------------------------------------------
        Total                                         $  137,674       $      326              $    204       $137,796
                                             =========================================================================

Securities available-for-sale:
    U.S. Treasury securities                          $      200       $      ---              $    ---       $    200
    Federal agency securities                             32,588               92                   308         32,372
    Mortgage-backed securities                             8,488              ---                   125          8,363
    Trust preferred stocks                                15,886               89                   398         15,577
    Other equity securities                                  816              ---                   ---            816
    Investment in Federal Home Loan
        Bank stock                                         2,825              ---                   ---          2,825
    Other                                                  1,250              ---                    66          1,184
                                             -------------------------------------------------------------------------
        Total                                         $   62,053       $      181              $    897       $ 61,337
                                             =========================================================================

NOTE  3  -  PER SHARE DATA

     Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                       Three Months Ended June 30,
                                               -----------------------------------------------------------------------
                                                              2001                                     2000
                                               -----------------------------------     -------------------------------
(dollars in thousands)                                Basic            Diluted                  Basic          Diluted
                                               -----------------------------------     -------------------------------
Net income                                            $   1,938        $    1,938              $  1,766       $  1,766
Net income, before merger-related
  expenses, net of tax                                $   1,938        $    1,938              $  1,807       $  1,807

Weighted average shares outstanding                       7,156             7,156                 7,156          7,156
Dilutive securities                                           -                52                     -             38
                                               -----------------------------------     -------------------------------
Adjusted weighted average shares
  used in EPS computation                                 7,156             7,208                 7,156          7,194

Net income per common share                           $    0.27        $     0.27              $   0.25       $   0.25
Net income per common share, before
  merger-related expenses, net of tax                 $    0.27        $     0.27              $   0.25       $   0.25

                                                                        Six Months Ended June 30,
                                               -----------------------------------------------------------------------
                                                               2001                                   2000
                                               -----------------------------------     -------------------------------
(dollars in thousands)                                Basic            Diluted              Basic           Diluted
                                               -----------------------------------     -------------------------------

                                               -----------------------------------------------------------------------
Net income                                            $   4,098        $    4,098              $  1,822       $  1,822
Net income, before merger-related
   expenses, net of tax                               $   4,098        $    4,098              $  3,435       $  3,435

Weighted average shares outstanding                       7,155             7,155                 7,155          7,155
Dilutive securities                                           -                55                     -             42
                                               -----------------------------------     -------------------------------
Adjusted weighted average shares
  used in EPS computation                                 7,155             7,209                 7,155          7,197

Net income per common share                           $    0.57        $     0.57              $   0.26       $   0.25
Net income per common share, before
  merger-related expenses, net of tax                 $    0.57        $     0.57              $   0.48       $   0.48

NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2001 whose contract amounts represent potential credit risk is as follows:

                                                                June 30,
                                                                 2001
                                                                 ----
                                                         (dollars in thousands)

Commitments to extend credit (a)                               $277,108
Standby letters of credit                                        16,653
Limited recourse on mortgage loans sold                           2,859

-----------------------------
(a) Includes unused lines of credit totalling $253.0 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $24.1 million.


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

     In September 2000, FASB issued SFAS No. 140, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the earlier statement's provisions without reconsideration. SFAS No. 140 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative values at the date of the transfer. The Company adopted SFAS No. 140 effective April 1, 2001. The Company does not currently have any transfers or servicing of financial assets and extinguishments of liabilities that would require management's analysis under the provisions of SFAS No. 140.

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies, will be January 1, 2002.

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

THE COMPANY

    Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding
shares of common stock of the Bank.    The Bank is a Maryland trust company that
engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 23 branch banking offices, as well as mortgage and commercial loan origination offices and 25 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its primary market area to be Howard, Baltimore, Montgomery and Prince George's Counties, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.



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

     The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At June 30, 2001, total deposits were $643.6 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $576.2 million or 90.0% of total deposits. In addition, the Bank has established a credit line with the Federal Home Loan Bank of Atlanta ("FHLB") as an additional source of liquidity. The FHLB has established credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure
advances.   At June 30, 2001 the Company's approved credit limit with the FHLB was $119.0 million and advances outstanding totaled $20.0 million. However, the Company had collateral sufficient to borrow up to $142.1 million. Individual advances in excess of $5 million or total advances above the approved $119.0 million limit require FHLB approval. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2001, federal funds sold totaled $46.4 million or 5.6% of total assets, investments available-for-sale totaled $54.5 million or 6.5% of total assets and the fair value of investment securities due in one year or less was $10.0 million or 1.2% of total assets.

Capital Resources
-----------------

     Total stockholders' equity was $67.5 million at June 30, 2001, representing an increase of $3.0 million or 4.7% from December 31, 2000. The growth of stockholders' equity in the first six months of 2001 was primarily attributable to the earnings of the Company of $4.1 million less dividends declared on common stock of $1.4 million and plus an increase of $549,000 in accumulated other comprehensive income, resulting from increased market value of securities available-for-sale.

                                      (9)

     During the three months ended June 30, 2001, the Company repurchased and retired 21,050 shares of common stock at an average price of $12.30 per share, pursuant to the Company's stock repurchase program approved in October 2000. The Company was authorized to repurchase up to 500,000 additional shares under this program; as of June 30, 2001, the Company has repurchased a total of 28,100 shares. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital. The reduction of capital in the quarter ended June 30, 2001 resulting from this repurchase program was $259,000.

     Dividends for the first six months of 2001 were $.20 per share, compared to $.18 per share in 2000.

     The following table summarizes the Company's risk-based capital ratios:

                                            Columbia Bancorp         Minimum
                                      ---------------------------
                                       June 30,     December 31,    Regulatory
                                         2001           2000       Requirements
--------------------------------------------------------------------------------
        Risk-based capital ratios:

          Tier 1 capital                  10.13%        10.48%         4.00%
          Total capital                   11.28         11.62          8.00

          Tier 1 leverage ratio            8.26          8.37          4.00



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

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2001 and the Company's interest sensitivity gap position at that date. The Company's cumulative sensitivity gap through twelve months is a negative 4.2%. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income, and during periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).


                                      (10)

                                                                   After One
                                               One Year             Through                After
                                               Or Less            Three Years           Three Years             Total
                                        -----------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Federal funds sold                           $ 46,377               $   ---              $    ---            $ 46,377
Investment securities and
    securities available-for-sale              80,915                39,897                17,142             137,954
Loans, exclusive of nonaccrual loans          380,656                57,593               143,028             581,277
                                        -----------------------------------------------------------------------------
    Interest-earning assets                   507,948                97,490               160,170             765,608
                                        -----------------------------------------------------------------------------
Interest-bearing deposits                     449,751                51,586                 4,712             506,049
Other borrowings                               93,313                20,000                   ---             113,313
                                        -----------------------------------------------------------------------------
    Interest-bearing liabilities              543,064                71,586                 4,712             619,362
                                        -----------------------------------------------------------------------------
Interest sensitivity gap                     $(35,116)              $25,904              $155,458            $146,246
                                        =============================================================================
Cumulative interest sensitivity gap          $(35,116)              $(9,212)             $146,246
                                        =========================================================
Cumulative interest sensitivity
    gap ratio                                   -4.22%                -1.11%                17.56%
                                        =========================================================


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

     The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on March 31, 2001 data, the simulation analysis reflects an 11.7% drop in net interest earnings and a 4.2% decline in economic value of equity if rates fall 200 basis points and a 0.1% decline in net interest income and a 0.7% drop in economic value of equity with a 200 basis point increase in rates.

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

                                      (11)

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale increased $6.5 million from $1.9 million at December 31, 2000 to $8.4 million at June 30, 2001, due to an increase in first mortgage origination and activity corresponding to the declining interest rate environment.

Loans and Nonperforming Assets:

     At June 30, 2001, the Company's loan portfolio, net of unearned income, totaled $576.4 million, or 69.2% of its total assets of $832.8 million. The most significant categories of loans in the Company's portfolio are commercial loans and leases, real estate development and construction, commercial mortgages and consumer.

     Since December 31, 2000, total loans increased $37.4 million, or 6.9%. Real estate development and construction loans and commercial mortgage loans rose $27.6 million and $7.5 million, respectively, since December 31, 2000, while commercial loans declined $3.2 million.

     Commercial loans and lease receivables constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At June 30, 2001, commercial loans totaled $169.5 million, or 29.4% of total loans, including $1.8 million in leases. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $156.9 million at June 30, 2001. A breakdown by type follows.

                                                     Amount                     Percent
-------------------------------------------------------------------------------------------
                                                           (dollars in thousands)

Residential construction (a)                             $ 62,684                    40.0  %
Residential land development                               53,560                    34.1  %
Residential land acquisition (b)                           12,591                    8.0   %
Commercial construction                                    28,079                    17.9  %
                                              -------------------        ------------------
                                                         $156,914                   100.0  %
                                              ===================        ==================

----------
(a) Includes $20.7 million of loans to individuals for construction of primary personal residences.
(b) Includes $2.6 million of loans to individuals for the purchase of residential building lots.


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

     Retail loans, principally loans secured by home equity, represent the third largest component of the Company's loan portfolio, totaling $147.1 million, or 25.5% of the Company's loan portfolio, at June 30, 2001. Of this amount, $130.2 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any

                                      (12)
prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

     The following table provides information concerning nonperforming assets and past-due loans:

                                                    June 30,          December 31,          June 30,
                                                     2001                2000                2000
                                             ------------------------------------------------------
                                                                (dollars in thousands)
Nonaccrual loans (a)                                 $4,228              $3,917              $1,403
Restructured loans                                      254                 294                 ---
Other real estate owned                               2,018               2,996               3,620
                                             ------------------------------------------------------
    Total nonperforming assets                       $6,500              $7,207              $5,023
                                             ======================================================
 Accruing loans past-due 90 days or more             $  472              $  218              $  395
                                             ======================================================

----------
(a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

     At June 30, 2001, nonaccrual loans totaled $4.2 million and included a single commercial banking relationship with a local manufacturer which has a carrying value of $2.1 million, subsequent to the $1.5 million write-down recorded in December 2000. The relationship is comprised of five loans that are secured by residential and commercial properties and other business assets. The Company believes that the carrying value of the loans is adequately secured by these assets. The Company also has the personal guarantees of the principals involved. Nonaccrual loans also include two commercial mortgages totaling $784,000, which have common ownership with respect to the relationship previously described but independent cash flowg entity. Other nonaccrual loans include two commercial relationships totaling $651,000, of which $608,000 is guaranteed by the Small Business Administration; two commercial mortgage loans carried at $205,000, and $100,000; two commercial loans with balances of $131,000 and $163,000; four smaller commercial loans totaling $82,000; and three consumer loans carried at a total of $31,000.

     At June 30, 2001, other real estate owned totaled $2.0 million and consisted primarily of a residential development project with a carrying value of $1.6 million, representing the Company's 75% ownership interest. The Company has entered into a contract with a third party contractor to manage the completion of the development work. As of June 30, 2001, all undelivered townhouse lots were under contract of sale with one residential builder with a takedown schedule that extended through September 2003. A second residential development project, with a balance of $396,000, consists of two townhouse building pads with a total of twelve units. The Company plans to market the property for sale.

     Impaired loans at June 30, 2001 totaled $4.0 million and consisted of seventeen commercial and residential development and construction loans on nonaccrual status, net of government guarantees and two commercial loans that have been restructured. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at June 30, 2001 with an allocated valuation allowance. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

     The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The factors used by management in determining the adequacy of the Allowance include the historical relationships among loans outstanding; credit loss experience and the current level of the Allowance; a continuing evaluation of nonperforming loans and loans classified by management as having potential for future deterioration taking into consideration collateral value and the financial strength of the borrower and guarantors; and a continuing evaluation of the economic environment. Regular review of the quality of the loan portfolio is conducted by the Company's staff. In addition, bank supervisory authorities and independent consultants periodically review the loan portfolio. At June 30,

                                      (13)

2001, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at June 30, 2001 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The changes in the Allowance are presented in the following table.

                                                                      Six Months Ended June 30,
                                                                     -------------------------
                                                                         2001          2000
                                                                     -------------------------
                                                                      (dollars in thousands)
Allowance for credit losses -
    beginning of period                                                  $7,026         $6,071
Provision for credit losses                                                 828            812
Charge-offs                                                                (300)          (427)
Recoveries                                                                  113            104
                                                                     -------------------------
Allowance for credit losses -
    end of period                                                        $7,667         $6,560
                                                                     =========================

Allowance as a percentage of loans
    receivable, net of unearned income                                     1.33%          1.33%
                                                                     =========================

Allowance as a percentage of nonperforming
    loans and loans past-due 90 days or more (a)                          154.8%         364.9%
                                                                     =========================

     ----------
     (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.



RESULTS OF OPERATIONS

     The Company reported core earnings for the six months ended June 30, 2001 of $4.10 million, or $.57 per diluted common share, compared to $3.43 million, or $.48 per diluted share, for the same period in 2000, representing an increase of 19.3%. Reported earnings during the first six months of 2000 were $1.82 million and reflected pre-tax one-time merger-related charges of $2.31 million recorded in connection with the completion of the merger of Suburban Bancshares, Inc. into Columbia Bancorp effective March 8, 2000.

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2001 was 1.02%, compared to 0.98% for the corresponding period in 2000, excluding merger-related expenses. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2001 was 12.48%, compared to 11.31% for the corresponding period in 2000, excluding merger-related expenses.

     For the three months ended June 30, 2001, the Company reported net income of $1.94 million, a 7.3% increase for net income for the second quarter of 2000, excluding merger-related expenses, of $1.81 million. Diluted net income per share was $0.27 for the three months ended June 30, 2001, compared to $0.25 for the second quarter of 2000, exclusive of merger-related expenses.


Net Interest Income
-------------------

     Net interest income on a tax-equivalent basis totaled $17.63 million for the six months ended June 30, 2001, compared to $16.65 million for the same period in 2000. Net interest income increased $976,000 in 2001 as compared to 2000, as increases in average interest-earning assets outpaced the growth in average interest bearing liabilities. Specifically, average interest-earning assets increased $102.6 million or 15.7% during the six months ended June 30, 2001, compared to the same period in 2000, primarily as a result of loan growth. The average taxable-equivalent yield on interest-earning assets, however, decreased from 8.51% for the six months ended June 30, 2000 to 8.23% for the same period in

                                      (14)

2001. The decrease in the yield was due primarily to the rapid decline in market rates as the Federal Reserve dropped short-term rates 275 basis points during the first six months of 2001.

     The increases in interest income were mitigated by increases in average interest-bearing liabilities from $522.5 million for the six months ended June 30, 2000 to $614.3 million for the same period in 2001. In addition, the rate paid on interest-bearing liabilities increased from 4.22% for the six months ended June 30, 2000 to 4.34% for the same period in 2001. The primary reason for this increase was growth of $55.6 million in certificates of deposit, the Company's highest-paying deposit, which increased in the rate paid from 5.23% for the six months ended June 30, 2000 to 6.01% for the same period of 2001.

     Net interest income for the six months ended June 30, 2001 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 72.9% at June 30, 2000 to 74.1% at June 30, 2001.

     Even though net interest income increased, the net result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was a decrease in the net interest margin on a taxable equivalent basis from 5.13% during the six months ended June 30, 2000 to 4.71% during the same period of 2001.

     In the second quarter of 2001, net interest income dropped $70,000, from $8.64 million in 2000 to $8.57 million in 2001, as the impact of the rate adjustments by the Federal Reserve were absorbed. The growth in average earning assets of $95.7 million, or 14.4%, and, particularly, growth in the loan portfolio of 16.9%, when comparing the three months ended June 30, 2001 to 2000, was not strong enough to offset the dramatic decline in interest rates. Additionally, the interest rate adjustments for the Company's deposit base occur more slowly as the certificates of deposit reprice downward at maturity or renewal. The net interest margin for the three months ended June 30 was 5.22% in 2000 and 4.52% in 2001.

     Management anticipates that the net interest margin will continue to come under pressure as the Company's loan and investment portfolios absorb the full impact of the recent Federal Reserve actions and any further interest rate reductions. Management further anticipates that the net interest margin will improve as interest rates stabilize and the Bank's certificate of deposit portfolio continues to reprice downward.

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

                                      (15)

                                                      Six Months Ended                  Six Months Ended
                                                       June 30, 2001                     June 30, 2000
                                              -------------------------------- ------------------------------
                                                 Average                          Average
                                                Balances (a) Interest   Rate     Balances (a) Interest   Rate
                                              -------------------------------- ------------------------------
                                                                   (dollars in thousands)
Assets
Interest-earning assets:
 Loans, net of unearned income (b) (c)          $   559,564  $  24,671  8,89%     $   475,833  $ 22,084  9.33%
 Investment securities and securities
  available-for-sale                                166,854      5,480  6.62%         158,218     4,969  6.32%
 Federal funds sold                                  28,871        688  4,81%          18,596       558  6,03%
                                                ----------------------            ---------------------
  Total interest-earning assets                     755,289     30,839  8.23%         652,647    27,611  8.51%
                                                             ---------------                   --------------
Noninterest-earning assets:
 Cash and due from banks                             31,747                            30,614
 Property and equipment, net                         11,173                            10,957
 Other assets                                        18,732                            20,399
 Less: allowance for credit losses                   (7,241)                           (6,272)
                                                -----------                       -----------

  Total assets                                  $   809,700                       $   708,345
                                                ===========                       ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 NOW accounts                                   $    61,021        172  0.57%     $    56,738       341  1.21%
 Savings accounts                                    63,480        701  2.23%          72,621     1,079  2.99%
 Money market accounts                              116,631      2,015  3.48%         102,420     1,901  3.73%
 Certificates of deposit                            272,517      8,116  6.01%         216,961     5,640  5.23%
 Short-term borrowings                               80,699      1,687  4.22%          53,777     1,471  5.50%
 Long-term borrowings                                20,000        522  5.26%          20,000       529  5.32%
                                                ----------------------            ---------------------
  Total interest-bearing liabilities                614,348     13,213  4.34%         522,517    10,961  4.22%
                                                             ---------------                   --------------

Noninterest-bearing liabilities:
 Noninterest-bearing deposits                       120,470                           117,222
 Other liabilities                                    8,646                             7,535
Stockholders' equity                                 66,236                            61,071
                                                -----------                        ----------
  Total liabilities and
   stockholders' equity                         $   809,700                        $  708,345
                                                ===========                        ==========
Net interest income                                           $ 17,626                         $ 16,650
                                                              ========                         ========
Net interest spread                                                     3.89%                            4.29%
                                                                      ======                             ====
Net interest margin                                                     4.71%                            5.13%
                                                                      ======                             ====

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $545,000 and $501,000 for the six months ended June 30, 2001 and 2000, respectively.
(c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

                                     (16)

The following table provides further analysis of the increase in net interest income.

                                                                Six Months Ended June 30, 2001
                                                               Compared to the Six Months Ended
                                                                        June 30, 2000
                                                        ----------------------------------------------
                                                                                 Increase/(Decrease)
                                                              Increase                Due to (a)
                                                                          ----------------------------
                                                             (Decrease)           Rate        Volume
                                                           -------------------------------------------
                                                                         (dollars in thousands)
Interest income:
   Loans (b)(c)                                            $       2,587    $     (1,148)    $   3,735
   Investment securities and securities
     available-for-sale                                              511             233           278
   Federal funds sold                                                130            (132)          262
                                                           -------------------------------------------
     Total interest income                                         3,228          (1,047)        4,275
                                                           -------------------------------------------

Interest expense:
   Deposits                                                        2,043             313         1,730
   Borrowings                                                        209            (410)          619
                                                           -------------------------------------------
     Total interest expense                                        2,252             (97)        2,349
                                                           -------------------------------------------

     Net interest income                                   $         976    $       (950)    $   1,926
                                                           ===========================================

    __________________________________________________
     (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
     (b)  Includes interest on loans originated for sale.
     (c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $2.6 million for the six months ended June 30, 2001, as compared to $1.9 million for the corresponding period in 2000. The $721,000 increase in noninterest income during the first six months of 2001 as compared to the same period of 2000 was due primarily to an increase in fees charged for services of $183,000 and gains on sales of mortgage loans, net of costs, of $226,000. Net gains on the sales of mortgage loans rose due to a $23.0 million or 104.2% increase in the volume of loans sold in the six months ended June 30, 2001 compared to the same period in 2000. Net gains on sales of other real estate owned rose $121,000 from $56,000 in 2000 to $177,000 in 2001.

     For the three months ended June 30, noninterest income rose $498,000 from $932,000 in 2000 to $1.4 million in 2001, the result of increases in fees for services, gains on sales of mortgage loans and gains on sales of other real estate owned.

Noninterest Expense
-------------------

     Noninterest expense increased $818,000 or 6.6% for the six months ended June 30, 2001, as compared to the same period in 2000, exclusive of merger-related expenses. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $744,000 for the six months ended June 30, 2001 as compared to the same period in 2000. Salaries and benefits increased primarily as a result of an increase in the number of full time equivalent employees due to general business expansion efforts, general merit and performance increases and increased costs associated with a competitive labor market.

     Professional fees increased $155,000, or 48.1%, in the first six months of 2001 as compared to the same period in 2000, due primarily to workout costs relating to nonaccrual loans.

     Noninterest expense rose $248,000, or 4.0%, for the three months ended June 30, 2001 as compared to the same period in 2000, excluding merger-related expenses. An increase in employee costs was the major contributor, rising $359,000, as a result of factors described above.

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

       The Bank considers the counterclaims meritless and will continue to vigorously defend the claims brought against it.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's Annual Meeting of Stockholders held May 29, 2001, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2004 Annual Meeting or until their respective successors are duly elected and qualified.

                                                                      Votes Cast
                                      ------------------------------------------------------------------------
                                                    For                Withheld               Total
                                                    ---                --------               -----
       Hugh F.Z. Cole, Jr.                       5,461,349              38,993              5,500,342
       G. William Floyd                          5,272,733             227,609              5,500,342
       Herschel L. Langenthal                    5,454,459              45,883              5,500,342
       Richard E. McCready                       5,282,805             217,537              5,500,342
       James R. Moxley, Jr.                      5,453,098              47,244              5,500,342
       Vincent D. Palumbo                        5,448,415              51,927              5,500,342
       Lawrence A. Shulman                       5,266,045             234,297              5,500,342

Raymond G. Laplaca was elected to serve a two-year term expiring upon the date of the Company's 2003 Annual Meeting or until his successor is duly elected and qualified. Votes cast for Mr. LaPlaca included 5,446,922 For and 53,420 Withheld for a total of 5,500,342 shares voted.

                                     (18)

     The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's annual meeting in their respective class years or until their respective successors are duly elected and qualified.

                      Class of 2002                       Class of 2003
                      -------------                       -------------

                      John M. Bond, Jr.                   Anand S. Bhasin
                      William L. Hermann                  Robert R. Bowie, Jr.
                      Charles C. Holman                   Garnett Y. Clark, Jr.
                      Winfield M. Kelly, Jr.              Kenneth H. Michael
                      Harry L. Lundy, Jr.                 Maurice M. Simpkins
                      James R. Moxley, III                Robert M. Smelkinson
                      Mary S. Scrivener
                      Theodore G. Venetoulis


ITEM 5.  OTHER INFORMATION

     On June 25, 2001, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on July 12, 2001, payable July 25, 2001.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K

               3.2a Form of Amended, Corrected and Restated By-laws of the
                    Company, amended and corrected through and restated as of March 8, 2000, filed herein as Exhibit 3.2a.

         (b)   Reports on Form 8-K

               None.

                                     (19)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COLUMBIA BANCORP

                                        PRINCIPAL EXECUTIVE OFFICER:


August 10, 2001                         /s/ John M. Bond
-----------------                       ------------------------------
Date                                    John M. Bond, Jr.
                                        President and
                                        Chief Executive Officer



                                        PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER:


August 10, 2001                         /s/  John A. Scaldara, Jr.
-----------------                       ------------------------------
Date                                    John A. Scaldara, Jr.
                                        Executive Vice President,
                                        Corporate Secretary and
                                        Chief Financial Officer

                                     (20)