Form 10-Q
period 2001-09-30
COLUMBIA BANCORP
filed 2001-11-13
CIK 834105

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

               For the quarterly period ended September 30, 2001
                                              ------------------

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from ___________ to

                        Commission file number 0-24302


                               COLUMBIA BANCORP
            (exact name of registrant as specified in its charter)


              Maryland                                   52-1545782
---------------------------------------   --------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No _______
    --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,137,876 shares as of November 2, 2001.

                               COLUMBIA BANCORP
                                   CONTENTS

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

            Consolidated Statements of Condition as of September 30, 2001
              (unaudited) and December 31, 2000                                    3

            Consolidated Statements of Income and Comprehensive Income for
              the Three and Nine Months Ended September 30, 2001 and 2000
              (unaudited)                                                          4

            Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000 (unaudited)                              5

            Notes to Consolidated Financial Statements                             6

 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                18

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                         18

 Item 2. Changes in Securities and Use of Proceeds                                 18

 Item 3. Defaults Upon Senior Securities                                           18

 Item 4. Submission of Matters to a Vote of Security Holders                       18

 Item 5. Other Information                                                         19

 Item 6. Exhibits and Reports on Form 8-K                                          19

                                      (2)

PART I  ITEM 1. FINANCIAL STATEMENTS

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (dollars in thousands)

                                                                          September 30,      December 31,
                                                                              2001              2000
                                                                     ------------------   -----------------
                    ASSETS                                                  (unaudited)
                    ------
Cash and due from banks                                              $        28,128      $        31,931
Federal funds sold                                                            32,951               15,540
Investment securities (fair value $104,182 in 2001 and
    $137,796 in 2000)                                                        102,529              137,674
Securities available-for-sale                                                 52,367               61,337
Residential mortgage loans originated for sale                                10,793                1,911
Loan receivables:
    Commercial                                                               158,192              170,910
    Leases                                                                     1,503                1,723
    Real estate development and construction                                 160,022              129,336
    Real estate mortgage:
        Residential                                                           16,029               18,594
        Commercial                                                            88,068               75,325
    Retail, principally loans secured by home equity                         150,888              139,967
    Credit card                                                                2,179                2,572
    Other                                                                        167                1,035
                                                                     ---------------      ---------------
        Total loans                                                          577,048              539,462
    Less:    Unearned income, net of origination costs                           592                  411
             Allowance for credit losses                                       7,659                7,026
                                                                     ---------------      ---------------
        Loans, net                                                           568,797              532,025
Other real estate owned                                                        1,764                2,996
Property and equipment, net                                                   10,822               11,372
Prepaid expenses and other assets                                             16,659               17,864
                                                                     ---------------      ---------------
                 Total assets                                        $       824,810      $       812,650
                                                                     ===============      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                              $       136,156      $       130,155
    Interest-bearing deposits                                                494,999              500,329
                                                                     ---------------      ---------------
        Total deposits                                                       631,155              630,484
Short-term borrowings                                                         98,983               93,184
Long-term borrowings                                                          20,000               20,000
Accrued expenses and other liabilities                                         5,568                4,462
                                                                     ---------------      ---------------
        Total liabilities                                                    755,706              748,130
                                                                     ---------------      ---------------

Stockholders' equity
    Common stock, $.01 par value per share;
        authorized 10,000,000 shares; outstanding
        7,143,376 and 7,149,968 shares, respectively                              71                   71
    Additional paid-in-capital                                                48,155               48,378
    Retained earnings                                                         20,506               16,512
    Accumulated other comprehensive income (loss)                                372                 (441)
                                                                     ---------------      ---------------
        Total stockholders' equity                                            69,104               64,520
                                                                     ---------------      ---------------
            Total liabilities and stockholders' equity               $       824,810      $       812,650
                                                                     ===============      ===============

See accompanying notes to consolidated financial statements.

                                      (3)

                        COLUMBIA BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three and Nine Months Ended September 30, 2001 and 2000
                            (dollars in thousands)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                               ------------         ------------      ------------     ------------
                                                                   2001                 2000              2001             2000
                                                               ------------         ------------      ------------     ------------
                                                                          (unaudited)                          (unaudited)
Interest income:
  Loans                                                        $     11,827               12,504      $     36,424     $     34,572
  Investment securities                                               2,146                2,576             7,587            7,495
  Federal funds sold                                                    254                  275               942              833
                                                               ------------         ------------      ------------     ------------
     Total interest income                                           14,227               15,355            44,953           42,900
                                                               ------------         ------------      ------------     ------------

Interest expense:
  Deposits                                                            4,856                5,124            15,860           14,085
  Borrowings                                                          1,042                1,105             3,251            3,105
                                                               ------------         ------------      ------------     ------------
     Total interest expense                                           5,898                6,229            19,111           17,190
                                                               ------------         ------------      ------------     ------------
     Net interest income                                              8,329                9,126            25,842           25,710
Provision for credit losses                                             182                  618             1,010            1,430
                                                               ------------         ------------      ------------     ------------
     Net interest income after provision
       for credit losses                                              8,147                8,508            24,832           24,280
                                                               ------------         ------------      ------------     ------------

Noninterest income:
  Fees charged for services                                             827                  590             2,170            1,750
  Gains and fees on sales of mortgage loans, net of costs               275                  103               668              270
  Net income on other real estate owned                                  51                  118               228              174
  Other                                                                 405                  236             1,090              730
                                                               ------------         ------------      ------------     ------------
     Total noninterest income                                         1,558                1,047             4,156            2,924
                                                               ------------         ------------      ------------     ------------
Noninterest expense:
  Salaries and employee benefits                                      3,469                3,418            10,287            9,492
  Occupancy, net                                                        949                  794             2,698            2,548
  Equipment                                                             562                  494             1,682            1,459
  Data processing                                                       339                  318               945            1,134
  Marketing                                                              58                  164               341              659
  Cash management services                                              207                  141               470              356
  Professional fees                                                     199                  167               676              489
  Deposit insurance                                                      48                   43               138              127
  Merger-related expenses                                                 -                    1                 -            2,310
  Other                                                                 788                  860             2,542            2,477
                                                               ------------         ------------      ------------     ------------
     Total noninterest expense                                       6,619                 6,400            19,779           21,051
                                                               ------------         ------------      ------------     ------------
     Income before income taxes                                       3,086                3,155             9,209            6,153
Income tax provision                                                  1,045                1,076             3,070            2,252
                                                               ------------         ------------      ------------     ------------
     Net income                                                       2,041                2,079             6,139            3,901
Other comprehensive income, net of tax - unrealized
   gain on securities available-for-sale                                264                  408               813              357
                                                               ------------         ------------      ------------     ------------
     Comprehensive income                                      $      2,305         $      2,487      $      6,952     $      4,258
                                                               ============         ============      ============     ============
Per common share data:
   Net income:    Basic                                        $       0.29         $       0.29      $       0.86     $       0.55
                  Diluted                                              0.28                 0.29              0.85             0.54
    Cash dividends declared                                            0.10                 0.09              0.30             0.27
                                                               ============         ============      ============     ============

See accompanying notes to consolidated financial statements.

                                      (4)

                        COLUMBIA BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2001 and 2000
                            (dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    -----------------------------------
                                                                                         2001                 2000
                                                                                    ---------------      --------------
                                                                                                 (unaudited)
Cash flows from operating activities:
   Net income                                                                       $         6,139      $        3,901
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                      1,309               1,223
           Amortization of loan fee income                                                     (805)               (950)
           Provision for credit losses                                                        1,010               1,430
           Gains on sales of mortgage loans, net of costs                                      (668)               (270)
           Proceeds from sales of residential mortgage loans originated for sale             70,146              34,613
           Disbursements for residential mortgage loans originated for sale                 (78,360)            (33,059)
           Loan fees deferred, net of origination costs                                         987               1,136
           Decrease (increase) in prepaid expenses and other assets                           1,690                 (42)
           Increase in accrued expenses and other liabilities                                 1,106                 994
                                                                                    ---------------      --------------
               Net cash provided by operating activities                                      2,554               8,976
                                                                                    ---------------      --------------

Cash flows provided by (used in) investing activities:
    Net increase in loans                                                                   (15,142)            (68,694)
    Loan purchases                                                                          (30,748)               (313)
    Loan sales                                                                                7,906               2,163
    Purchases of investment securities                                                      (74,317)            (39,143)
    Purchases of securities available-for-sale                                                  (25)             (8,302)
    Proceeds from maturities and principal repayments of
        investment securities                                                               109,489              30,783
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                                        10,349               4,916
    Additions to other real estate owned                                                       (167)               (383)
    Sales of other real estate owned                                                          1,419               1,185
    Purchases of property and equipment                                                        (930)             (1,684)
    Disposal of property and equipment                                                          115                   -
    Purchase of life insurance                                                                 (778)                  -
    Increase in cash surrender value of life insurance                                         (219)               (180)
                                                                                    ---------------      --------------
        Net cash provided by (used in) investing activities                                   6,952             (79,652)
                                                                                    ---------------      --------------

Cash flows provided by (used in) financing activities:
    Net  increase in deposits                                                                   671              55,598
    Increase in short-term borrowings                                                         5,799              17,444
    Cash paid for fractional shares                                                               -                  (5)
    Cash dividends distributed on common stock                                               (2,145)             (1,695)
    Purchase of common stock                                                                   (293)                  -
    Net proceeds from stock options exercised                                                    70                  30
                                                                                    ---------------      --------------
        Net cash provided by financing activities                                             4,102              71,372
                                                                                    ---------------      --------------

Net increase in cash and cash equivalents                                                    13,608                 696
    Cash and cash equivalents at beginning of period                                         47,471              59,615
                                                                                    ---------------      --------------
    Cash and cash equivalents at end of period                                      $        61,079      $       60,311
                                                                                    ===============      ==============

Supplemental information:
        Interest paid on deposits and borrowings                                    $        19,191      $       16,921
        Income taxes paid                                                                     3,100               1,700
        Transfer of loans to other real estate owned                                             20                   -
                                                                                    ===============      ==============

See accompanying notes to consolidated financial statements.

                                      (5)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of and for the three and nine months
                ended September 30, 2001 and 2000 is unaudited)


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

     The consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year.


NOTE 2  -  INVESTMENTS

   The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at September 30, 2001:

                                                                                  Gross             Gross              Estimated
                                                               Amortized        Unrealized        Unrealized              Fair
                                                                 Cost             Gains             Losses               Value
                                                             ---------------------------------------------------------------------
                                                                                   (dollars in thousands)
Investment securities:
    Federal agency securities                                $    99,644        $    1,629        $        -          $    101,273
    Mortgage-backed securities                                       830                24                 -                   854
    Collateralized mortgage obligations                            2,055                 -                 -                 2,055
                                                             ---------------------------------------------------------------------
        Total                                                $   102,529        $    1,653        $        -          $    104,182
                                                             =====================================================================

Securities available-for-sale:
    Federal agency securities                                $    24,172        $      804        $        -          $     24,976
    Mortgage-backed securities                                     7,339               166                 -                 7,505
    Trust preferred stocks                                        15,890               250               381                15,759
    Other equity securities                                          816                 -               170                   646
    Investment in Federal Home Loan
        Bank stock                                                 2,288                 -                 -                 2,288
    Other                                                          1,252                40                99                 1,193
                                                             ---------------------------------------------------------------------
        Total                                                $    51,757        $    1,260        $      650          $     52,367
                                                             =====================================================================

                                      (6)

   The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at December 31, 2000:

                                                                  Gross            Gross           Estimated
                                              Amortized        Unrealized        Unrealized           Fair
                                                 Cost             Gains            Losses            Value
                                            --------------------------------------------------------------------
                                                                 (dollars in thousands)
Investment securities:
    Federal agency securities                    $  134,682         $    316          $    191        $  134,807
    Mortgage-backed securities                          938               10                13               935
    Collateralized mortgage obligations               2,054              ---               ---             2,054
                                            --------------------------------------------------------------------
        Total                                    $  137,674         $    326          $    204        $  137,796
                                            ====================================================================

Securities available-for-sale:
    U.S. Treasury securities                     $      200         $    ---          $    ---        $      200
    Federal agency securities                        32,588               92               308            32,372
    Mortgage-backed securities                        8,488              ---               125             8,363
    Trust preferred stocks                           15,886               89               398            15,577
    Other equity securities                             816              ---               ---               816
    Investment in Federal Home Loan
        Bank stock                                    2,825              ---               ---             2,825
    Other                                             1,250              ---                66             1,184
                                            --------------------------------------------------------------------
        Total                                    $   62,053         $    181          $    897        $   61,337
                                            ====================================================================

NOTE 3 - PER SHARE DATA

     Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                   Three Months Ended September 30,
                                             --------------------------------------------------------------------------
                                                            2001                                    2000
                                             -----------------------------------     ----------------------------------
(dollars in thousands)                              Basic            Diluted                Basic           Diluted
                                             -----------------------------------     ----------------------------------
Net income                                            $   2,041        $   2,041             $   2,079        $   2,079
Net income, before merger-related
  expenses, net of tax                                $   2,041        $   2,041             $   2,080        $   2,080

Weighted average shares outstanding                       7,145            7,145                 7,156            7,156
Dilutive securities                                           -               84                     -               42
                                             -----------------------------------     ----------------------------------
Adjusted weighted average shares
  used in EPS computation                                 7,145            7,229                 7,156            7,198

Net income per common share                           $    0.29        $    0.28             $    0.29        $    0.29
Net income per common share, before
  merger-related expenses, net of tax                 $    0.29        $    0.28             $    0.29        $    0.29

                                                                   Nine Months Ended September 30,
                                             --------------------------------------------------------------------------
                                                            2001                                    2000
                                             -----------------------------------     ----------------------------------
(dollars in thousands)                              Basic            Diluted                Basic           Diluted
                                             -----------------------------------     ----------------------------------
                                             -----------------------------------     ----------------------------------
Net income                                            $   6,139        $   6,139             $   3,901        $   3,901
Net income, before merger-related
   expenses, net of tax                               $   6,139        $   6,139             $   5,515        $   5,515

Weighted average shares outstanding                       7,151            7,151                 7,155            7,155
Dilutive securities                                           -               65                     -               42
                                             -----------------------------------     ----------------------------------
Adjusted weighted average shares
  used in EPS computation                                 7,151            7,216                 7,155            7,197

Net income per common share                            $   0.86        $    0.85             $    0.55        $    0.54
Net income per common share, before
  merger-related expenses, net of tax                  $   0.86        $    0.85             $    0.77        $    0.77

                                      (7)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

     The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments whose contract amounts represent potential credit risk is as follows:

                                                    September 30,
                                                        2001
                                             --------------------------
                                               (dollars in thousands)

     Commitments to extend credit (a)                  $281,153
     Standby letters of credit                           18,533
     Limited recourse on mortgage loans sold              1,180

     ---------------
     (a) Includes unused lines of credit totaling $244.4 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $36.7 million.

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

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies, will be January 1, 2002. As of September 30, 2001, the Company does not have any goodwill or other intangible assets to be reviewed.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement was issued because two accounting models existed for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

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

THE COMPANY

     Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding
shares of common stock of the Bank.    The Bank is a Maryland trust company that
engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 22 branch banking offices, as well as mortgage and commercial loan origination offices and 24 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its primary market area to be Howard, Baltimore, Montgomery and Prince George's Counties, Maryland, with extension of business throughout the contiguous counties comprising central Maryland.

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

     The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At September 30, 2001, total deposits were $631.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $565.2 million or 89.6% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2001, federal funds sold totaled $33.0 million or 4.0% of total assets, investments available-for-sale totaled $52.4 million or 6.3% of total assets and the fair value of investment securities due in one year or less was $9.7 million or 1.2% of total assets.

     In addition, the Bank has external sources of funds which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 14% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure
advances.   At September 30, 2001 the Company had a $115.5 million credit limit with the FHLB with advances outstanding of $20.0 million. The Company had collateral on deposit sufficient to borrow up to $84.4 million of the $115.5 million.

Capital Resources
-----------------

     Total stockholders' equity was $69.1 million at September 30, 2001, representing an increase of $4.6 million or 7.1% from December 31, 2000. The growth of stockholders' equity in the first nine months of 2001 was primarily attributable to the earnings of the Company of $6.1 million less dividends declared on common stock of $2.1 million. In addition, accumulated other comprehensive income increased

                                      (9)

$813,000, resulting from increased market value of securities available-for-sale, which was partially offset by a reduction of capital of $293,000 as the Company repurchased shares of its common stock. During the nine months ended September 30, 2001, the Company repurchased and retired 23,650 shares of common stock at an average price of $12.37 per share, pursuant to the Company's stock repurchase program approved in October 2000. The Company was authorized to repurchase up to 500,000 additional shares under this program; as of September 30, 2001, the Company has repurchased a total of 30,700 shares. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

     Dividends for the first nine months of 2001 were $.30 per share, compared to $.27 per share for the same period in 2000.

     The following table summarizes the Company's risk-based capital ratios:


                                                                          Columbia Bancorp                            Minimum
                                                            ----------------------------------------------
                                                                   September 30,           December 31,              Regulatory
                                                                      2001                    2000                 Requirements
          --------------------------------------------------------------------------------------------------------------------------
          Risk-based capital ratios:
            Tier 1 capital                                           10.34%                 10.48%                     4.00%
            Total capital                                            11.49%                 11.62%                     8.00

          Tier 1 leverage ratio                                       8.50%                  8.37%                     4.00

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

     One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2001 and the Company's interest sensitivity gap position at that date. The Company's cumulative sensitivity gap through twelve months is a negative 4.15%. A negative sensitivity gap for any time period indicates that more interest-bearing liabilities will mature or reprice during that time period than interest-earning assets. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term negative interest sensitivity gap position would generally result in an increase in net interest income, and during periods of rising interest rates, a short-term negative interest sensitivity gap position would generally result in a decrease in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                      (10)

                                                                   After One
                                               One Year             Through                After
                                               Or Less            Three Years           Three Years             Total
                                        -----------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Federal funds sold                                 $ 32,951              $    ---              $    ---            $ 32,951
Investment securities and
    securities available-for-sale                    99,990                39,461                15,445             154,896
Loans, exclusive of nonaccrual loans                375,057                63,763               145,552             584,372
                                        -----------------------------------------------------------------------------------
    Interest-earning assets                         507,998               103,224               160,997             772,219
                                        -----------------------------------------------------------------------------------

Interest-bearing deposits                           443,266                47,374                 4,359             494,999
Other borrowings                                     98,983                20,000                   ---             118,983
                                        -----------------------------------------------------------------------------------
    Interest-bearing liabilities                    542,249                67,374                 4,359             613,982
                                        -----------------------------------------------------------------------------------

Interest sensitivity gap                           $(34,251)             $ 35,850              $156,638            $158,237
                                        ===================================================================================

Cumulative interest sensitivity gap                $(34,251)             $  1,599              $158,237
                                        ===============================================================

Cumulative interest sensitivity
    gap ratio                                         -4.15%                 0.19%                19.18%
                                        ===============================================================


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

     The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential adverse change in short-term earnings and in the long-term market value of portfolio equity and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on June 30, 2001 data, the simulation analysis reflects a 6.3% drop in net interest earnings and a 0.5% increase in economic value of equity if rates fall 200 basis points and a 0.8% increase in net interest income and a 5.3% drop in economic value of equity with a 200 basis point increase in rates.

     While the gap analysis reflects a positive impact on the net interest margin as rates fall, the simulation analysis, which management believes is a more comprehensive approach to interest rate risk management, reflects a drop in the margin as rates decline. Both of the above tools used to assess interest rate risk have strengths and weaknesses. The conflicting results are products of both the weaknesses of the gap and the assumptions used in the simulation analysis. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools, however, provide a comprehensive evaluation of the Company's exposure to changes in interest rates, enabling management to control the volatility of earnings.

Material Changes in Financial Condition
---------------------------------------

Cash and Due from Banks:

     Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company's cash management services provided to large, sophisticated corporate customers (which includes cash concentration activities and processing

                                     (11)
coin and currency transactions), the Company's cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.

Residential Mortgage Loans Originated for Sale:

     Mortgage loans originated for sale increased $8.9 million from $1.9 million at December 31, 2000 to $10.8 million at September 30, 2001, due to an increase in first mortgage origination activity corresponding to the declining interest rate environment.

Loans and Nonperforming Assets:

     At September 30, 2001, the Company's loan portfolio, net of unearned income, totaled $576.5 million, or 69.9% of its total assets of $824.8 million. The most significant categories of loans in the Company's portfolio are commercial loans and leases, real estate development and construction, commercial mortgages and consumer.

     Since December 31, 2000, total loans increased $37.4 million, or 6.9%. Real estate development and construction loans and commercial mortgage loans rose $30.7 million and $12.7 million, respectively, since December 31, 2000, while commercial loans declined $12.7 million.

     Commercial loans, commercial mortgages and lease receivables constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At September 30, 2001, the commercial loan portfolio totaled $247.8 million, or 42.9% of total loans. A breakdown by type is as follows:

                                        Amount           Percent
-----------------------------------------------------------------
                                         (dollars in thousands)

Commercial loans                      $  158,192             63.8%
Commercial mortgages                      88,068             35.6%
Lease receivables                          1,503              0.6%
                                      ----------         --------
                                      $  247,763            100.0%
                                      ==========         ========

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

     Retail loans, principally loans secured by home equity, represent the second largest component of the Company's loan portfolio, totaling $169.1 million, or 29.3% of the Company's loan portfolio, at September 30, 2001. Of this amount, $132.5 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest. Residential mortgage loans totaled $16.0 million at September 30, 2001.

                                     (12)

     At September 30, 2001, real estate development and construction loans continue to constitute a significant portion of the Company's lending activities, totaling $160.0 million, or 27.7% of total loans.A breakdown by type is as follows:

                                               Amount          Percent
-------------------------------------------------------------------------
                                              (dollars in thousands)
Residential construction (a)                 $   61,054            38.1%
Residential land development                     52,784            33.0%
Residential land acquisition (b)                 19,665            12.3%
Commercial construction                          26,519            16.6%
                                             ----------       ---------
                                             $  160,022           100.0%
                                             ==========       =========
____________________
(a) Includes $21.5 million of loans to individuals for construction of primary personal residences.
(b) Includes $3.3 million of loans to individuals for the purchase of residential building lots.

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

     The following table provides information concerning nonperforming assets and past-due loans:

                                                          September 30,           December 31,         September 30,
                                                              2001                   2000                   2000
                                                     ----------------------------------------------------------------
                                                                            (dollars in thousands)
Nonaccrual loans (a)                                 $         3,469              $      3,917          $       1,374
Restructured loans                                               244                       294                    ---
Other real estate owned                                        1,764                     2,996                  3,233
                                                     ----------------------------------------------------------------
    Total nonperforming assets                       $         5,477              $      7,207          $       4,607
                                                     ================================================================

Accruing loans past-due 90 days or more              $           297              $        218          $         319
                                                     ================================================================

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

     At September 30, 2001, nonaccrual loans totaled $3.5 million and included a single commercial banking relationship with a local manufacturer which has a carrying value of $2.04 million, subsequent to the $1.5 million write-down recorded in December 2000. The relationship is comprised of five loans that are secured by residential and commercial properties and other business assets. The Company believes that the carrying value of the loans is adequately secured by these assets. The Company also has the personal guarantees of the principals involved. Nonaccrual loans also include a commercial mortgage totaling $185,000, which has common ownership with respect to the relationship previously described but independent cash flow. Other nonaccrual loans include two commercial relationships totaling $601,000, of which $564,000 is guaranteed by the Small Business Administration; two commercial mortgage loans carried at $198,000, and $100,000; a commercial loan with a balance of $163,000 and four smaller commercial loans totaling $115,000; and seven consumer loans carried at a total of $69,000.

     At September 30, 2001, other real estate owned totaled $1.8 million and consisted primarily of a residential development project with a carrying value of $1.3 million, representing the Company's 75% ownership interest. The Company has entered into a contract with a third party contractor to manage the completion of the development work. As of September 30, 2001, all undelivered townhouse lots were

                                     (13)
under contract of sale with one residential builder with a takedown schedule that extended through September 2003. A second residential development project, with a balance of $396,000, consists of two townhouse building pads with a total of twelve units. The property is currently being marketed for sale. A third property, a single-family townhouse with a carrying value of $92,000, is also being marketed for sale.

     At September 30, 2001, impaired loans totaled $3.3 million and consisted of twelve commercial and residential development and construction loans on nonaccrual status, net of government guarantees and two commercial loans that have been restructured. All impaired loans were collateral dependent loans, which are measured based on the fair value of the collateral. There were no impaired loans at September 30, 2001 with an allocated valuation allowance. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

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

     At September 30, 2001, the Allowance was 1.33% of total loans, net of unearned income. The Allowance is considered by management to be sufficient to address the credit risk in the current loan portfolio.

     The changes in the Allowance are presented in the following table.

                                                                Nine Months Ended
                                                                  September 30,
                                                              ----------------------
                                                                  2001       2000
                                                              ----------------------
                                                              (dollars in thousands)
     Allowance for credit losses -
         beginning of period                                   $ 7,026       $ 6,071
     Provision for credit losses                                 1,010         1,430
     Charge-offs                                                  (567)         (898)
     Recoveries                                                    190           134
                                                              ----------------------
     Allowance for credit losses -
         end of period                                         $ 7,659       $ 6,737
                                                              ======================

     Allowance as a percentage of loans
         receivable, net of unearned income                       1.33%         1.31%
                                                              ======================

     Allowance as a percentage of nonperforming
         loans and loans past-due 90 days or more (a)            191.0%        397.9%
                                                              ======================

     _____________________
     (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.


RESULTS OF OPERATIONS

     The Company reported core earnings for the nine months ended September 30, 2001 of $6.14 million, or $.85 per diluted common share, compared to $5.52 million, or $.77 per diluted share, for the same period in 2000, representing an increase of 11.3%. Reported earnings during the first nine months of 2000 were $3.90 million and reflected pre-tax one-time merger-related charges of $2.31 million recorded in connection with the completion of the merger of Suburban Bancshares, Inc. into Columbia Bancorp effective March 8, 2000.

                                      (14)

     Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the nine months ended September 30, 2001 was 1.01%, compared to 1.02% for the corresponding period in 2000, excluding merger-related expenses. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2001 was 12.27%, compared to 11.93% for the corresponding period in 2000, excluding merger-related expenses.

     For the three months ended September 30, 2001, the Company reported net income of $2.04 million, a 1.9% decrease in net income from the third quarter of 2000, excluding merger-related expenses. Diluted net income per share was $0.28 for the three months ended September 30, 2001, compared to $0.29 for the third quarter of 2000, exclusive of merger-related expenses.

Net Interest Income
-------------------

     Net interest income on a tax-equivalent basis totaled $26.01 million for the nine months ended September 30, 2001, compared to $25.81 million for the same period in 2000. The increase of $193,000 resulted from an increase in average earning assets and was mitigated by a decline in the net interest spread, the difference between the yield on earning assets and the cost of interest-bearing liabilities. The following table provides further analysis of net interest income:

                                                              Nine Months Ended September 30, 2001
                                                               Compared to the Nine Months Ended
                                                                       September 30, 2000
                                                    ------------------------------------------------------
                                                                                Increase/(Decrease)
                                                          Increase                  Due to (a)
                                                                      ------------------------------------
                                                         (Decrease)            Rate            Volume
                                                    ------------------------------------------------------
                                                                     (dollars in thousands)
     Interest income:
         Loans (b)(c)                                     $   1,928        $   (3,325)        $   5,253
         Investment securities and securities
             available-for-sale                                  77               (26)              103
         Federal funds sold                                     109              (297)              406
                                                    ------------------------------------------------------
             Total interest income                            2,114            (3,648)            5,762
                                                    ------------------------------------------------------

     Interest expense:
         Deposits                                             1,775              (319)            2,094
         Borrowings                                             146              (894)            1,040
                                                    ------------------------------------------------------
             Total interest expense                           1,921            (1,213)            3,134
                                                    ------------------------------------------------------

             Net interest income                          $     193        $   (2,435)        $   2,628
                                                    ======================================================

     _________________________
     (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
     (b)  Includes interest on loans originated for sale.
     (c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

     Interest income increased $2.1 million primarily as a result of the increase in average interest-earning assets of $91.7 million or 13.8% during the nine months ended September 30, 2001, compared to the same period in 2000. The prime contributor to this increase in earning assets as loan growth. The average taxable-equivalent yield on interest-earning assets, however, decreased from 8.66% for the nine months ended September 30, 2000 to 7.99% for the same period in 2001. The decrease in the yield was due to the rapid decline in market rates as the Federal Reserve dropped short-term rates 350 basis points during the first nine months of 2001.

     Interest expense increased $1.9 million. Average interest-bearing liabilities increased from $531.5 million for the nine months ended September 30, 2000 to $612.2 million for the same period in 2001. The rate paid on interest-bearing liabilities decreased from 4.32% for the nine months ended September 30, 2000 to 4.17% for the same period in 2001, mitigating the effect of the increase in volume. The primary reason for this volume increase was growth of $47.2 million in certificates of deposit, the Company's highest-paying deposit product, resulting in an increase in the rate paid from 5.39% for the

                                      (15)
nine months ended September 30, 2000 to 5.90% for the same period of 2001. Rate decreases in other deposit products partially offset the higher cost of the certificates of deposit booked in a higher rate environment during the latter part of 2000.

     Net interest income for the nine months ended September 30, 2001 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding asset, on average increased as a percentage of interest-earning assets from 73.5% at September 30, 2000 to 75.0% at September 30, 2001.

     While net interest income increased, the net result of increases in interest-earning assets, interest-bearing liabilities, yields and rates and the changes in the mix of interest-earning assets was a decrease in the net interest margin on a taxable equivalent basis from 5.20% during the nine months ended September 30, 2000 to 4.60% during the same period of 2001.

     In the third quarter of 2001, net interest income on a taxable equivalent basis dropped $1.12 million, from $15.40 million in 2000 to $14.28 million in 2001, as the impact of the rate adjustments by the Federal Reserve were absorbed. The growth in average earning assets of $70.0 million, or 10.2%, and, particularly, growth in the loan portfolio of 13.4% was not strong enough to offset the dramatic decline in interest rates. Additionally, the interest rate adjustments for the Company's deposit base occur more slowly as the certificate of deposit portfolio reprices downward at maturity or renewal. The net interest margin for the three months ended September 30 was 5.32% in 2000 and 4.41% in 2001.

     Management anticipates that the net interest margin will remain under pressure through the fourth quarter of 2001 as the Company's loan and investment portfolios absorb the full impact of the recent Federal Reserve actions. Additional actions by the Federal Reserve to lower interest rates will result in further pressure on the net interest margin. Management anticipates that when interest rates stabilize, the net interest margin will improve as the Bank's $274.8 million certificate of deposit portfolio, which has an average maturity of less than nine months, continues to reprice downward. Certificate of deposit maturities for the next four quarters are as follows:

                                           Amount  % of Portfolio
               --------------------------------------------------
               Fourth quarter 2001        $ 72,261      26.3 %
               First quarter 2002           55,913      20.3 %
               Second quarter 2002          44,761      16.3 %
               Third quarter 2002           50,158      18.3 %
                                       --------------------------
                                          $223,093      81.2 %
                                       ==========================

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

                                      (16)

                                                   Nine Months Ended                Nine Months Ended
                                                  September 30, 2001               September 30, 2000
                                           ----------------------------------------------------------------------
                                               Average                            Average
                                             Balances (a)   Interest    Rate     Balances (a)   Interest    Rate
                                           ----------------------------------------------------------------------
                                                                  (dollars in thousands)
Assets
Interest-earning assets:
  Loans, net of unearned income (b) (c)    $   566,535     $  36,535     8.62%     $  487,911  $  34,607     9.47%
  Investment securities and securities
    available-for-sale                         159,950         7,645     6.39%        157,787      7,568     6.41%
  Federal funds sold                            28,749           942     4.38%         17,865        833     6.23%
                                           -------------------------               ---------------------
    Total interest-earning assets              755,234        45,122     7.99%        663,563     43,008     8.66%
                                                           ------------------                  ------------------

Noninterest-earning assets:
  Cash and due from banks                       32,053                                 30,707
  Property and equipment, net                   11,122                                 11,030
  Other assets                                  18,213                                 19,986
  Less: allowance for credit losses             (7,393)                                (6,458)
                                           -----------                             ----------

    Total assets                           $   809,229                             $  718,828
                                           ===========                             ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                             $    60,728           241     0.53%     $   57,562        490     1.14%
  Savings accounts                              63,825           982     2.06%         72,543      1,613     2.97%
  Money market accounts                        109,840         2,633     3.20%        101,838      2,911     3.82%
  Certificates of deposit                      271,932        12,004     5.90%        224,739      9,071     5.39%
  Short-term borrowings                         85,911         2,437     3.79%         54,808      2,316     5.64%
  Long-term borrowings                          20,000           814     5.44%         20,000        789     5.27%
                                           -------------------------               ---------------------
    Total interest-bearing liabilities         612,236        19,111     4.17%        531,490     17,190     4.32%
                                                           ------------------                  ------------------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits                 122,293                                118,668
  Other liabilities                              7,801                                  6,924
Stockholders' equity                            66,899                                 61,746
                                           -----------                             ----------
    Total liabilities and
       stockholders' equity                $   809,229                             $  718,828
                                           ===========                             ==========
Net interest income                                        $  26,011                           $  25,818
                                                           =========                           =========
Net interest spread                                                      3.82%                               4.34%
                                                                         ====                                ====
Net interest margin                                                      4.60%                               5.20%
                                                                         ====                                ====

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $805,000 and $950,000 for the nine months ended September 30, 2001 and 2000, respectively.
(c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

     Noninterest income totaled $4.15 million for the nine months ended September 30, 2001, as compared to $2.92 million for the corresponding period in 2000. The $1.23 million increase in noninterest income during the first nine months of 2001 as compared to the same period of 2000 was due primarily to an increase in fees charged for services of $420,000, including an increase in cash management income of $115,000, partially offset by an increase in corresponding expenses associated with cash management services, and gains on sales of mortgage loans, net of costs, of $398,000. Net gains on the sales of mortgage loans rose due to a $35.5 million or 102.7% increase in the volume of loans sold in the nine months ended September 30, 2001 compared to the same period in 2000. Net gains on sales of other real estate owned rose $54,000 from $174,000 in 2000 to $228,000 in 2001.

     For the three months ended September 30, noninterest income rose $511,000 from $1.05 million in 2000 to $1.56 million in 2001, the result of increases in fees for services, cash management fees and gains on sales of mortgage loans.

                                      (17)

Noninterest Expense
-------------------

     Noninterest expense increased $1.04 million or 5.5% for the nine months ended September 30, 2001, as compared to the same period in 2000, exclusive of merger-related expenses. A significant portion of the increase in noninterest expense was due to increases in salaries and benefits of $795,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. Salaries and benefits increased primarily as a result of general merit and performance increases and increased costs associated with a competitive labor market.

     Professional fees increased $187,000, or 38.2%, in the first nine months of 2001 as compared to the same period in 2000, due primarily to workout costs relating to nonaccrual loans.

     Noninterest expense rose $220,000, or 3.4%, for the three months ended September 30, 2001 as compared to the same period in 2000, excluding merger-related expenses. An increase in occupancy costs was the major contributor, rising $155,000 as a result of the closing of one branch ($88,000), contractual rent increases and other operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

ITEM 1. LEGAL PROCEEDINGS

     As reported in the Form 10-Q dated March 31, 2000, on April 7, 2000, the Bank filed a class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et. al., Civil Action No.WMN-00-CV1002) in the United States District Court for the District of Maryland, Northern Division (the "Court") and deposited with the Court approximately $6.0 million (the "Fund"). The Fund was on deposit with the Bank as the result of a computer file (the "File") sent through a computerized debit and credit system, known as the Automated Clearing House (the "ACH"), on behalf of the originators of the File (collectively, the "Originators of the File"). The interpleader lawsuit filed by the Bank alleged, among other things, that the Originators of the File did not have the authorization of the accountholders whose accounts were debited by the file in accordance with the rules governing the ACH Network and that the Originators of the File were negligent in that they originated and processed an unauthorized ACH file. The interpleader lawsuit seeks the Court's assistance in determining the rights of the parties to the Fund, recovery of legal costs incurred by the Bank and discharge of the Bank from any liability that may arise from the File. The Originators of the File have filed counterclaims with the Court under various theories including breach of contract, conversion and tortious interference with contract and with prospective business relations. The Originators of the File seek monetary damages ranging from $225,000 to $100 million in various counts under these theories.

     On August 10, 2001, the parties to the interpleader lawsuit reached an agreement in principle to settle the lawsuit. Under the proposed agreement, the Originators of the File will dismiss their claims, with prejudice, against the Bank; the Bank will receive full reimbursement for refunds that it has paid to persons who had their accounts debited and partial reimbursement for its attorneys' fees and expenses. The proposed agreement is contingent upon the completion of a class action law suit in the Circuit Court of Baldwin County, Alabama, which will serve as the mechanism to distribute the Fund to account holders whose accounts were debited.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                                      (18)

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

     On September 24, 2001, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on October 12, 2001, payable October 26, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K

             None

        (b)  Reports on Form 8-K

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COLUMBIA BANCORP

                                 PRINCIPAL EXECUTIVE OFFICER:


November 13, 2001                /s/ John M. Bond
-----------------                --------------------------
Date                             John M. Bond, Jr.
                                 President and
                                 Chief Executive Officer


                                 PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER:


November 13, 2001                /s/ John A. Scaldara, Jr.
-----------------                --------------------------
Date                             John A. Scaldara, Jr.
                                 Executive Vice President,
                                 Corporate Secretary and
                                 Chief Financial Officer

                                      (19)