Form 10-K
period 2001-12-31
COLUMBIA BANCORP
filed 2002-03-28
CIK 834105

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission file number 0-23402

                               -----------------

                               COLUMBIA BANCORP
            (Exact name of registrant as specified in its charter)

                      Maryland                             52-1545782
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

            10480 Little Patuxent Parkway                     21044
                 Columbia, Maryland                        (zip code)
      (Address of principal executive offices)

                                 410-465-4800
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of class)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

                           [cover page 1 of 2 pages]

================================================================================

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of this filing.

        Common Stock, par value $0.01 per share:
           Market value held by non-affiliates based on
             the closing sales price at March 21, 2002.... $100,993,843

   State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, par value $0.01 per share:
             Shares outstanding at March 21, 2002.......... 7,097,111

Documents Incorporated by Reference:

      Portions of Annual Report to Stockholders for Fiscal Year Ended December 31, 2001, incorporated by reference into Part II.

      Portions of Definitive Proxy Statement dated April 17, 2002, incorporated by reference into Part III.

                                [cover page 2]

                               TABLE OF CONTENTS

                                            PART I
                                                                                                     Page
                                                                                                     ----

Item 1--Business....................................................................................   4

Item 2--Properties..................................................................................  12

Item 3--Legal Proceedings...........................................................................  14

Item 4--Submission of Matters to a Vote of Stockholders.............................................  14


                                            PART II

Item 5--Market for Common Stock and Related Stockholder Matters.....................................  15

Item 6--Selected Financial Data|....................................................................  15

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.......  15

Item 7a--Quantitative and Qualitative Disclosures About Market Risk.................................  15

Item 8--Financial Statements and Supplementary Data.................................................  15

        Columbia Bancorp and Subsidiary:
             Independent Auditors' Report...........................................................
             Consolidated Statements of Condition as of December 31, 2001 and 2000..................
             Consolidated Statements of Income and Comprehensive Income for the years ended
               December 31, 2001, 2000, and 1999....................................................
             Consolidated Statements of Stockholders' Equity for the years ended December 31,
               2001, 2000, and 1999.................................................................
             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.............................................................................
             Notes to Consolidated Financial Statements.............................................

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  15


                                           PART III

Item 10--Directors and Executive Officers of the Registrant.........................................  16

Item 11--Executive Compensation.....................................................................  17

Item 12--Security Ownership of Certain Beneficial Owners and Management.............................  17

Item 13--Certain Relationships and Related Transactions.............................................  17


                                            PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  18

Signatures..........................................................................................  23

                                    PART I

ITEM 1.  BUSINESS

General

Columbia Bancorp (the "Company"), a bank holding company, was incorporated in November, 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Columbia Bank (the "Bank") was organized by the Company as a Maryland trust company and commenced operations in May, 1988. The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Columbia, Maryland and as of December 31, 2001 had a total of twenty-two branch locations in Maryland with nine branch locations in Howard County; four branch locations in Baltimore County; two branch locations in Baltimore City; four branch locations in Prince George's County; and three branch locations in Montgomery County. The Bank also has mortgage and commercial loan origination offices in Howard, Baltimore, Prince George's and Montgomery Counties, Maryland. Wholly-owned subsidiaries of the Bank include McAlpine Enterprises, Inc., Howard I, LLC and Howard II, LLC, which are used primarily to manage properties acquired through foreclosure, and Columbia Leasing, Inc., which is a commercial leasing company. At December 31, 2001, the Company had total assets of $849.6 million, total loans, net of unearned income, of $602.1 million, total deposits of $638.0 million and stockholders' equity of $69.4 million.


   On March 8, 2000, the Company completed the merger of Suburban Bancshares, Inc. ("Suburban") with and into the Company and the merger of Suburban Bank of Maryland with and into the Bank. As a result of the merger, each share of the outstanding common stock of Suburban was converted into .2338 shares of the Company's common stock, resulting in the issuance of 2,641,705 shares. The merger was accounted for using the pooling-of-interests method and, accordingly, the Company's consolidated financial statements for all periods prior to the merger have been restated to include the accounts of Suburban. The following chart presents selected financial data previously reported by the Company and Suburban and the combined amounts presented in the statements of condition as of December 31 and the statements of income and comprehensive income for the year ended December 31, 1999.

                     (Dollars in thousands)
                     Assets
                        Company................... $467,711
                        Suburban..................  220,319
                                                   --------
                                                   $688,030
                     Loans, net of unearned income
                        Company................... $315,507
                        Suburban..................  133,718
                                                   --------
                                                   $449,225
                     Deposits
                        Company................... $367,498
                        Suburban..................  183,862
                                                   --------
                                                   $551,360
                     Net interest income
                        Company................... $ 21,361
                        Suburban..................    8,002
                                                   --------
                                                   $ 29,363
                     Net income
                        Company...................    5,215
                        Suburban..................      670
                                                   --------
                                                   $  5,885

   Merger-related expenses of $2.3 million were included in the consolidated statement of income and comprehensive income for the year ended December 31, 2000 and consisted of $664,000 for systems conversion costs, $510,000 for professional fees, $481,000 for contract termination fees, $49,000 for severance payments to terminated employees and $566,000 for other expenses.

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

  .  VISA(R) credit and debit cards.

  .  Travelers checks, money orders and safe deposit boxes.

  .  Investment services.

   The Bank does not now exercise general trust powers.

Lending Activities

   General. At December 31, 2001, the Company's loan portfolio, net of unearned income, totaled $602.1 million, representing approximately 70.9% of its total assets of $849.6 million. The categories of loans in the Company's portfolio are commercial, including lease receivables, real estate development and construction, residential real estate mortgage, commercial real estate mortgage and consumer.

   Loan Portfolio Composition. The following table sets forth the Company's loans by major categories as of December 31, 2001:

                                                      Amount      Percent
                                                     --------     -------
                                                    (dollars in thousands)
       Commercial, including leases................ $153,782        25.5%
       Real estate--development and construction(1)  174,091        28.9
       Real estate--mortgage:
          Residential..............................   15,648         2.6
          Commercial...............................  109,975        18.2
       Consumer:
          Retail(2)................................  146,379        24.3
          Credit card..............................    2,389          .4
       Other.......................................      463          .1
                                                     --------      -----
       Total....................................... $602,727       100.0%
                                                     ========      =====

--------
(1) At December 31, 2001, loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $26.7 million.
(2) Includes $129.4 million in retail loans secured by the borrowers' principal residences in the form of second mortgages and home equity lines of credit.

   Commercial Loans and Lease Receivables. The Company originates secured and unsecured loans and leases for business purposes. Commercial business loans are made to provide working capital to businesses generally in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 2001, $153.8 million or 25.5% of the Company's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

   Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 2001:

                                              Amount      Percent
                                             --------     -------
                                            (dollars in thousands)
               Residential construction(1). $ 60,836        35.0%
               Residential land development   60,465        34.7
               Commercial construction.....   29,602        17.0
               Land acquisition(2).........   23,188        13.3
                                             --------      -----
                                            $174,091       100.0%
                                             ========      =====

--------
(1) Includes $22.9 million of loans to individuals for construction of primary personal residences.

(2) Includes $3.9 million of loans to individuals for the purchase of residential building lots, $8.0 million of loans for the acquisition of property zoned for residential development, and $11.3 million of loans for the acquisition of property zoned for commercial development.

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

   Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 2001, loans to individuals for the construction of primary personal residences accounted for $22.9 million of the $60.8 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of six to twelve months. The remaining $41.9 million of residential construction loans represented loans to residential builders. Approximately 68% of the units under construction were for the construction of residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. To date, permanent mortgage loan financing has primarily been provided by third-party lenders. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

   Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 2001, totaling $60.5 million or 34.7% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, typically a minimum of eighteen months to three years. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

   The Company also makes commercial construction loans which totaled $29.6 million, or 17.0% of the portfolio at December 31, 2001. These loans are generally extended to borrowers who are experienced in the field and who possess adequate financial resources in relation to their commitments and obligations. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company's portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk.

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

The Company's practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 2001, $15.6 million or 2.6% of the Company's total loan portfolio consisted of residential mortgage loans.

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

   Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2001, $110.0 million or 18.2% of the Company's total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office condominiums, retail buildings, warehouse and general-purpose business space. Although terms and amortization periods vary, the Company's commercial mortgages generally have maturities or repricing opportunities of five years or less.

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

   Consumer Loans. At December 31, 2001, $148.8 million or 24.7% of the Company's total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in second mortgage and home equity loans, which totaled $70.5 million and $58.9 million, respectively, at December 31, 2001.

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

   Other Loans. At December 31, 2001, other loans totaled $463,000, consisting of unscheduled overdrafts of the Company's retail and commercial customers.

Competition

   While promotional activities emphasize the many advantages of dealing with a locally-run institution closely attuned to the needs of its community, the Company faces strong competition in all areas of its operations. This competition comes from entities operating in the Baltimore/Washington metropolitan area, which includes offices of most banks operating in Maryland. Its most direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations and credit unions operating in the Baltimore/Washington marketplace. The Company also competes for deposits with money market mutual funds and with larger banks for cash management customers. The Company competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors that are not readily predictable.

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

   The Company is a registered bank holding company subject to regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and any additional information that may be required under the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) acquiring all or substantially all of the assets of, or direct or indirect ownership or control of, more than 5% of the outstanding voting stock of any bank which is not already majority owned, or (ii) acquiring, or, merging or consolidating with, any other bank holding company. The Federal Reserve Board will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions, mergers or consolidations. The Act further provides that the Federal Reserve Board shall not approve any such acquisition of control of any bank operating outside the bank holding company's principal state of operations, unless such action is specifically authorized by the statutes of the state in which the bank to be acquired is located.

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

   Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other intangible assets and making various other adjustments. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) qualifying perpetual preferred stock that does not qualify as Tier 1 capital
(c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and (f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve Board (determined on a case by case basis or as a matter of policy after formal rule-making).

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

   As of December 31, 2001 and 2000, the Company's total risk-based capital ratios were 11.1% and 11.6%, respectively, and its Tier 1 risk-based capital ratios were 9.9% and 10.5%, respectively. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier 1 leverage ratio, under which a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4.0%. All other bank holding companies are expected to maintain a Tier 1 leverage ratio of at least 1.0% to 2.0% above the stated minimum. The Tier 1 leverage ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights. As of both December 31, 2001 and 2000, the Company's Tier 1 leverage ratio was 8.4%.

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

   The Bank is assessed by the FDIC with respect to its deposit insurance. As a result of the acquisition of Fairview Federal Savings and Loan Association ("Fairview") in June 1992, approximately $166.5 million or 27.5% of the Bank's average assessable deposit base is insured by the Savings Association Insurance Fund (the "SAIF"). The remainder of the Bank's average assessable deposit base is insured by the Bank Insurance Fund (the "BIF"). As of December 31, 2001, the Company's FDIC insurance premium was 1.82 cents per $100 of both BIF and SAIF deposits.

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

Governmental Monetary Policies and Economic Controls

   The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in the United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company's earnings will be impacted by movement in interest rates, as discussed in "Management's Discussion and Analysis--Market Risk and Interest Rate Sensitivity" on pages 19 through 22 of the 2001 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

Employees

   At December 31, 2001, the Company and the Bank had 321 employees of whom 75 were officers, 265 were full-time employees and 56 were part-time employees. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

   The Company owned the following properties at December 31, 2001, at a book value of $5.9 million:

              Location                          Description
              --------                          -----------
               Ellicott City                    Administrative and
                Administrative                  lending offices;
                Office                          additional space
                9171 Baltimore                  rented to third
                  National Pike                 parties
                Ellicott City,                  producing $200,000
                  MD 21042                      annual income.

               Ellicott City                    Primary branch
                9151 Baltimore                  location, including
                  National Pike                 additional
                Ellicott City,                  administrative
                  MD 21042                      offices.

               Long Gate                        Full-service
                4450 Long Gate                  branch; subject to
                  Parkway                       a
                Ellicott City,                  ground lease
                  MD 21043                      expiring February
                                                2037,
                                                assuming exercise
                                                of options.

               Timonium                         Full-service
                67 West                         branch; subject to
                  Aylesbury Road                a
                Timonium, MD                    ground lease
                  21093                         expiring October
                                                2029,
                                                assuming exercise
                                                of options.

               Columbia Town                    Detached
                Center                          drive-through
                10480 Little                    branch;
                  Patuxent                      subject to a
                  Parkway                       ground lease
                Columbia, MD                    expiring May
                  21044                         2013, assuming
                                                exercise of
                                                options.

               River Hill                       Detached
                6030 Daybreak                   drive-through
                  Circle                        branch;
                Clarksville, MD                 subject to a
                  21029                         ground lease
                                                expiring
                                                November 2017,
                                                assuming exercise
                                                of options.

               Capitol Heights                  Full-service
                8703 Central                    branch.
                  Avenue
                Capitol
                  Heights, MD
                  20743

   The Company leased the following facilities at December 31, 2001, at an aggregate annual rental of $1.8 million, net of income from the Company's sublease of a portion of the Columbia Town Center location:

           Location                      Description        Lease Expiration Date*
           --------                      -----------        ----------------------
Beltsville                        Full-service branch              May 2021
  10421Baltimore Boulevard
  Beltsville,MD 20705

Bethesda                          Full-service branch and       September 2006
  7900 Wisconsin Avenue           commercial lending office
  Bethesda, MD 20814

Blakehurst                        Limited-service branch         October 2003
  1055 West Joppa Road
  Towson, MD 21204

Clinton                           Full-service branch           December 2008
  7600 Old Branch Avenue
  Clinton, MD 20735

Columbia Town Center              Full-service branch and          May 2013
  10480 Little Patuxent Parkway   commercial lending office
  Columbia, MD 21044

Cross Keys                        Full-service branch           November 2005
  5100 Falls Road, Suite 96
  Baltimore, MD 21210

Edenwald                          Limited-service branch        December 2008
 800 Southerly Road
 Baltimore, MD 21286

Greenbelt                         Full-service branch and          May 2006
  7505 Greenway Center Drive      commercial lending office
  Greenbelt, MD 20768

Harmony Hall                      Limited-service branch        November 2002
 6336 Cedar Lane
Columbia, MD 21044

Harper's Choice                   Full-service branch             March 2005
 5485 Harper's Farm Road
 Columbia, MD 21044

Heaver Plaza                      Full-service branch and       February 2011
 1301 York Road                   commercial lending office
 Lutherville, MD 21093

Oakland Mills                     Full-service branch           September 2023
  5880 Robert Oliver Place
  Columbia, MD 21045

River Hill                        Full-service branch           November 2017
  6030 Daybreak Circle
  Clarkesville, MD 21029

Rockville                         Full-service branch           November 2008
  1903 Research Boulevard
  Rockville, MD 20850

            Location                    Description       Lease Expiration Date*
            --------                    -----------       ----------------------

Roland Park Place                  Limited-service branch     January 2007
  830 West 40th Street
  Baltimore, MD 21211

Sterrett Place                     Administrative offices       May 2003
  5585 Sterrett Place, Suite 100
  Columbia, MD 21044

Vantage House                      Limited-service branch     February 2006
  5400 Vantage Point Road
  Columbia, MD 21044

White Flint                        Full-service branch        December 2007
  11414 Rockville Pike
  Rockville, MD 20852

Wilde Lake                         Full-service branch          June 2012
  10451 Twin Rivers Road
  Columbia, MD 21044

--------
 * Expiration date, assuming all options to renew are exercised.

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

   As of this date, the parties to the interpleader lawsuit have entered into a binding settlement agreement to settle the lawsuit. Under the agreement, the Originators of the File will dismiss their claims, with prejudice, against the Bank. The Bank will receive full reimbursement for refunds that it has paid to persons who had their accounts debited and partial reimbursement for its attorneys' fees and expenses. The agreement is contingent upon the completion of a class action law suit in the Circuit Court of Baldwin County, Alabama, which will serve as the mechanism to distribute the Fund to account holders whose accounts were debited.

   The Company is also party to legal actions which are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is set forth by reference to the information appearing under the captions "Dividends and Common Stock" on page 45 and "Recent Common Stock Prices" on page 51 of the 2001 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Financial Highlights" on page 7 of the 2001 Annual Report to Stockholders included in
Exhibit 13.1 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 8 through 24 of the 2001 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis--Market Risk and Interest Rate Sensitivity" on pages 19 through 22 of the 2001 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this Item as to the Company and the Independent Auditors' Report thereon is incorporated by reference to the 2001 Annual Report to Stockholders included in Exhibit 13.1, pages 26 through 49, filed herewith. The supplementary data required by this Item as to the Company is incorporated by reference to the information appearing under the caption "Selected Quarterly Financial Data" on page 50 of the 2001 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been neither changes in nor disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

   The following information is supplied with respect to Mr. Bond and to the other executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person's principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. "Age" is that as of March 15, 2002.

                                            Position with the
             Name          Age             Company and the Bank
             ----          ---             --------------------

     John M. Bond, Jr..... 58  President and Chief Executive Officer of the
                                 Company and the Bank and Treasurer of
                                 the Company

     Michael T. Galeone... 53  Executive Vice President of the Bank.

     Stephen A. Horvath... 52  Executive Vice President of the Bank

     Adelbert D. Karfonta. 56  Executive Vice President of the Bank

     Robert W. Locke...... 56  Executive Vice President of the Bank.

     Scott C. Nicholson... 40  Executive Vice President of the Bank

     John A. Scaldara, Jr. 38  Executive Vice President, Chief Financial
                                 Officer and Secretary of the Company and the Bank.

   Mr. Bond has over 29 years of experience in the banking industry, holding senior positions with the Bank, Chase Bank of Maryland and The First National Bank of Maryland. Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. Mr. Bond is an active volunteer in his community, working with various organizations involved in education, health and community development in both Howard County and Baltimore. Mr. Bond is a graduate of Harvard College (A.B.) and Columbia University (M.B.A. and J.D.). He has been admitted to the New York State Bar. Mr. Bond has served as Chairman of the Maryland Bankers' Association during 2001-2002.

   Mr. Galeone directs the Retail Banking Group of the Bank, which includes branch operations, consumer lending, investment services, cash management and marketing. He has in excess of 26 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone is actively involved in civic and professional affairs. He is currently Chairman of the Board of the Howard County Chamber of Commerce and is a member of the Board for the Economic Development Authority for Howard County, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University, Institute of Technology.

   Mr. Horvath directs the Washington Suburban Region of the Bank. Prior to the merger with Suburban, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and Suburban Bank. He has also held positions with Crestar and First Union National Bank. Mr. Horvath is active in civic affairs. Currently he is a member of the County Executive's Advisory Council of Montgomery County and Chairman of the Business Loan Fund of Montgomery County. Previously he served as Chairman of the Prince George's United Way Campaign and Chairman of the Finance Committee of the Prince George's Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.) and the Stonier Graduate School of Banking.

   Mr. Karfonta directs branch operations in the Baltimore and Howard County Regions of the Bank, as well as investment services and marketing. He has over 26 years of experience in the financial services industry. He has held several executive positions with Household International Corporation in both the banking division and the finance division. Mr. Karfonta is actively involved in the Howard County community, serving as a Director of the Roland Park Retirement Community and as a member of the Howard County Chamber of Commerce, Howard County Tourism Board, and Educational Partnerships. He is also active in various programs supporting youth mentoring. He is a graduate of the University of Baltimore (B.A.) and attended the Robert G. Merrick School of Business.

   Mr. Locke directs the Baltimore Region of the Bank. He has over 26 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke is actively involved in civic and professional affairs, serving as past Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Baltimore Chamber Orchestra and the Baltimore County Small Business Resource Center. He is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

   Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 18 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen's Investment Corporation. Mr. Nicholson is actively involved in civic and professional affairs, serving with various organizations including the Soccer Association of Columbia/Howard County and as Director of Development Guaranty Group of Montgomery County, Inc., a subsidiary of Maryland National Capital Building Industry Association. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

   Mr. Scaldara directs the Corporate Services Group of the Bank and the Company, including accounting, finance, investor relations, information technology, loan administration, transaction processing activities and human resources. He has been a Certified Public Accountant since 1985. Prior to joining the Company, Mr. Scaldara held various staff accounting and consulting positions with KPMG LLP in Baltimore. He is a graduate of Loyola College (B.A.) and is actively involved in civic organizations, serving as past Chairman of the Howard Hospital Foundation. Mr. Scaldara has served as Secretary of the Company and the Bank since January 14, 1991.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the information appearing under the caption "Beneficial Ownership of Executive Officers, Directors and Nominees" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

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

 (3.1a) Articles Supplementary dated September 27, 1999, previously filed with the Commission as an
        Exhibit to and incorporated herein by reference from, the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 0-23402).

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

(10.15) Form of Employment Agreement with Stephen A. Horvath dated September 28, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the
        Company's Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

(10.16) Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company's
        Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 0-23402).

(10.17) Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company's
        Annual Report on Form 10-K for fiscal year ended December 31, 2000 (File No. 0-23402).

(13.1)  2001 Annual Report to Stockholders (filed herein as Exhibit 13.1).

(21.1)  List of Subsidiaries of the Company

                                                    State of                      Percentage
Name                                              Incorporation     Owned by      Ownership
----                                              -------------     --------      ---------
The Columbia Bank                                   Maryland    Columbia Bancorp     100%
McAlpine Enterprises, Inc.                          Maryland    TheColumbia Bank     100%
Howard I, LLC                                       Maryland    TheColumbia Bank     100%
Howard II, LLC                                      Maryland    TheColumbia Bank     100%
Columbia Leasing, Inc.                              Maryland    The Columbia Bank    100%


(23.1) Consents of Independent Auditors (filed herein as Exhibit 23.1).

(99.1) Notice of the 2002 Annual Meeting of Stockholders, Proxy Statement for the 2002 Annual Meeting of
       Stockholders and the 2002 Form of Proxy (filed herein as Exhibit 99.1).

   b. Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

   c. Financial Statement Schedules

      Report of a Predecessor Accountant (filed herein as Schedule 1).

                                  SCHEDULE I

                         FINANCIAL STATEMENT SCHEDULE

                      Report of a Predecessor Accountant

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Suburban Bancshares, Inc.

   We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Suburban Bancshares, Inc. and Subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Suburban Bancshares, Inc. and Subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/  STEGMAN & COMPANY

Baltimore, Maryland
January 10, 2000

                                  SIGNATURES

   In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLUMBIA BANCORP
                                          (Registrant)


March 26, 2002                            By: /s/ John M. Bond, Jr.
                                              ----------------------------------
                                              John M. Bond, Jr.
                                              President, Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                       Title               Date
          ---------                       -----               ----

 /s/ Winfield M. Kelly, Jr.     Chairman of the Board        3/26/02
-----------------------------
   Winfield M. Kelly, Jr.

  /s/ James R. Moxley, Jr.      Vice Chairman of the Board   3/26/02
-----------------------------
    James R. Moxley, Jr.

-----------------------------   Chairman of Executive        3/26/02
   Herschel L. Langenthal        Committee

    /s/ John M. Bond, Jr.       President, Chief Executive   3/26/02
-----------------------------    Officer and Treasurer
      John M. Bond, Jr.

  /s/ John A. Scaldara, Jr.     Secretary and Chief          3/26/02
-----------------------------    Financial Officer
    John A. Scaldara, Jr.

    /s/ Anand S. Bhasin         Director                     3/26/02
-----------------------------
      Anand S. Bhasin

  /s/ Robert R. Bowie, Jr.      Director                     3/26/02
-----------------------------
    Robert R. Bowie, Jr.

 /s/ Garnett Y. Clark, Jr.      Director                     3/26/02
-----------------------------
    Garnett Y. Clark, Jr.

   /s/ Hugh F.Z. Cole, Jr.      Director                     3/26/02
-----------------------------
     Hugh F.Z. Cole, Jr.

-----------------------------   Director                     3/26/02
      G. William Floyd

   /s/ William L. Hermann       Director                     3/26/02
-----------------------------
     William L. Hermann

          Signature                       Title               Date
          ---------                       -----               ----

    /s/ Charles C. Holman       Director                     3/26/02
-----------------------------
      Charles C. Holman

-----------------------------   Director                     3/26/02
     Raymond G. LaPlaca

   /s/ Harry L. Lundy, Jr.      Director                     3/26/02
-----------------------------
     Harry L. Lundy, Jr.

-----------------------------   Director                     3/26/02
     Richard E. McCready

    /s/ Kenneth H. Michael      Director                     3/26/02
-----------------------------
     Kenneth H. Michael

  /s/ James R. Moxley, III      Director                     3/26/02
-----------------------------
    James R. Moxley, III

   /s/ Vincent D. Palumbo       Director                     3/26/02
-----------------------------
     Vincent D. Palumbo

    /s/ Mary S. Scrivener       Director                     3/26/02
-----------------------------
      Mary S. Scrivener

-----------------------------   Director                     3/26/02
     Lawrence A. Shulman

   /s/ Maurice M. Simpkins      Director                     3/26/02
-----------------------------
     Maurice M. Simpkins

  /s/ Robert N. Smelkinson      Director                     3/26/02
-----------------------------
    Robert N. Smelkinson

  /s/ Theodore G. Venetoulis    Director                     3/26/02
-----------------------------
   Theodore G. Venetoulis

                               INDEX TO EXHIBITS

Exhibit No.                                    Title of Exhibit
-----------                                    ----------------
   13.1.... Annual Report to Stockholders for the year ended December 31, 2001.
   23.1.... Consents of Independent Auditors.
   99.1.... Notice of the 2002 Annual Meeting of Stockholders, Proxy Statement for the 2002 Annual
            Meeting of Stockholders and the 2002 Form of Proxy.