Form 10-Q
period 2002-03-31
COLUMBIA BANCORP
filed 2002-05-13
CIK 834105

                 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934

                  For the transition period from             to
                                                 -----------     -----------

                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


          Maryland                                        52-1545782
------------------------------              ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,097,507 shares as of May 6, 2002.

 COLUMBIA BANCORP
                                    CONTENTS

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

              Consolidated Statements of Condition as of March 31, 2002
                (unaudited) and December 31, 2001                                   3

              Consolidated Statements of Income and Comprehensive Income for
                the Three Months Ended March 31, 2002 and 2001
                (unaudited)                                                         4

              Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2002 and 2001 (unaudited)                                 5

              Notes to Consolidated Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                               8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk             17

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                      17

   Item 2.  Changes in Securities and Use of Proceeds                              17

   Item 3.  Defaults Upon Senior Securities                                        17

   Item 4.  Submission of Matters to a Vote of Security Holders                    17

   Item 5.  Other Information                                                      17

   Item 6. Exhibits and Reports on Form 8-K                                        17




                                       (2)

PART I  ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                                            March 31,              December 31,
                                                                              2002                     2001
                                                                         ---------------        -----------------
                               ASSETS                                      (unaudited)
                               ------
  Cash and due from banks                                                $       35,935         $        39,653
  Federal funds sold                                                              7,943                   6,277
  Investment securities (fair value $136,015 in 2002 and
      $122,940 in 2001)                                                         136,108                  121,689
  Securities available-for-sale                                                  45,087                   48,359
  Residential mortgage loans originated for sale                                  2,973                   11,411
  Loan receivables:
      Commercial                                                                165,465                  153,782
      Real estate development and construction                                  186,927                  174,091
      Real estate mortgage:
          Residential                                                            13,846                   15,648
          Commercial                                                            104,069                  109,975
      Retail, principally loans secured by home equity                          144,454                  146,379
      Credit card                                                                 2,184                    2,389
      Other                                                                         202                      463
                                                                         --------------         ----------------
          Total loans                                                           617,147                  602,727
          Less:    Unearned income, net of origination costs                        619                      640
                   Allowance for credit losses                                    8,220                    8,024
                                                                         --------------         ----------------
                   Loans, net                                                   608,308                  594,063
  Other real estate owned                                                         1,182                    1,187
  Property and equipment, net                                                    10,048                   10,400
  Prepaid expenses and other assets                                              16,692                   16,610
                                                                         --------------         ----------------
                   Total assets                                          $      864,276         $        849,649
                                                                         ==============         ================
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
  Deposits:
      Noninterest-bearing demand deposits                                $      150,975         $        145,844
      Interest-bearing deposits                                                 501,508                  492,157
                                                                         --------------         ----------------
          Total deposits                                                        652,483                  638,001
  Short-term borrowings                                                         116,896                  117,352
  Long-term borrowings                                                           20,000                   20,000
  Accrued expenses and other liabilities                                          4,291                    4,934
                                                                         --------------         ----------------
          Total liabilities                                                     793,670                  780,287
                                                                         --------------         ----------------
  Stockholders' equity

      Common stock, $.01 par value per share;
          authorized 10,000,000 shares; outstanding
          7,097,111 and 7,105,238 shares, respectively                               71                       71
      Additional paid-in-capital                                                 47,373                   47,520
      Retained earnings                                                          23,317                   21,768
      Accumulated other comprehensive (loss) income                                (155)                       3
                                                                         --------------         ----------------
          Total stockholders' equity                                             70,606                   69,362
                                                                         --------------         ----------------
              Total liabilities and stockholders' equity                 $      864,276         $        849,649
                                                                         ==============         ================

  See accompanying notes to consolidated financial statements.


                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For Three Months Ended March 31, 2002 and 2001
                             (dollars in thousands)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                         2002           2001
                                                                                     -----------    -----------
                                                                                             (unaudited)
Interest income:
  Loans                                                                              $    10,448    $    12,603
  Investment securities                                                                    2,189          3,030
  Federal funds sold                                                                          20            243
                                                                                     -----------    -----------
     Total interest income                                                                12,657         15,876
                                                                                     -----------    -----------
Interest expense:
  Deposits                                                                                 3,299          5,618
  Borrowings                                                                                 762          1,257
                                                                                     -----------    -----------
     Total interest expense                                                                4,061          6,875
                                                                                     -----------    -----------
     Net interest income                                                                   8,596          9,001
Provision for credit losses                                                                   77            300
                                                                                     -----------    -----------
     Net interest income after provision
         for credit losses                                                                 8,519          8,701
                                                                                     -----------    -----------

Noninterest income:
  Fees charged for services                                                                  861            620
  Gains and fees on sales of mortgage loans, net of costs                                    462            133
  Net income (expense) on other real estate owned                                            (13)            43
  Other                                                                                      316            372
                                                                                     -----------    -----------
     Total noninterest income                                                              1,626          1,168
                                                                                     -----------    -----------

Noninterest expense:
  Salaries and employee benefits                                                           3,552          3,515
  Occupancy, net                                                                             846            888
  Equipment                                                                                  471            556
  Data processing                                                                            359            290
  Marketing                                                                                  215            116
  Cash management services                                                                   139            118
  Professional fees                                                                          165            269
  Deposit insurance                                                                           45             45
  Other                                                                                      817            882
                                                                                     -----------    -----------
     Total noninterest expense                                                             6,609          6,679
                                                                                     -----------    -----------
     Income before income taxes                                                            3,536          3,190
Income tax provision                                                                       1,198          1,030
                                                                                     -----------    -----------
     Net income                                                                            2,338          2,160
Other comprehensive (loss) income, net of tax - unrealized
  (loss) gain on securities available-for-sale                                              (158)           486
                                                                                     -----------    -----------
     Comprehensive income                                                            $     2,180    $     2,646
                                                                                     ===========    ===========

Per common share data:

  Net income:  Basic                                                                 $      0.33    $      0.30
               Diluted                                                                      0.32           0.30
  Cash dividends declared                                                                   0.11           0.10
                                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                                       (4)

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                             (dollars in thousands)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                ------------------------------------
                                                                                      2002                  2001
                                                                                -------------           ------------
                                                                                             (unaudited)
Cash flows from operating activities:

   Net income                                                                   $      2,338            $     2,160
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                 474                    386
           Amortization of loan fee income                                              (232)                  (303)
           Provision for credit losses                                                    77                    300
           Gains and fees on sales of mortgage loans, net of costs                      (462)                  (133)
           Loss on sales/disposals of other assets                                         4                      -
           Proceeds from sales of residential mortgage loans originated for sale      46,512                 16,138
           Disbursements for residential mortgage loans originated for sale          (37,612)               (22,789)
           Loan fees deferred, net of origination costs                                  212                    368
           Decrease in prepaid expenses and other assets                                  90                  1,098
           (Decrease) increase in accrued expenses and other liabilities                (651)                 1,304
                                                                                ------------            -----------
               Net cash provided by (used in) operating activities                    10,750                 (1,471)
                                                                                ------------            -----------

Cash flows provided by (used in) investing activities:
    Net (increase) decrease in loans                                                  (8,566)                 5,401
    Loan purchases                                                                    (7,781)               (11,908)
    Loan sales                                                                         2,045                  2,687
    Purchases of investment securities                                               (23,498)                (2,000)
    Purchases of securities available-for-sale                                        (1,262)                   (25)
    Proceeds from maturities and principal repayments of
        investment securities                                                          9,058                 40,048
    Proceeds from maturities and principal repayments of
        securities available-for-sale                                                  4,283                  4,525
    Decrease (increase) in other real estate owned                                         5                    (17)
    Sales of other real estate owned                                                       -                    275
    Purchases of property and equipment                                                 (113)                  (136)
    Disposal of property and equipment                                                     -                     25
    Purchase of life insurance                                                             -                   (746)
    Increase in cash surrender value of life insurance                                   (71)                   (61)
                                                                                ------------            -----------
        Net cash (used in) provided by investing activities                          (25,900)                38,068
                                                                                ------------            -----------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                          14,482                 51,651
    Decrease in short-term borrowings                                                   (456)               (12,633)
    Cash dividends distributed on common stock                                          (780)                  (716)
    Net proceeds from stock options exercised                                             10                     57
    Purchase of common stock                                                            (158)                     -
                                                                                ------------            -----------
        Net cash provided by financing activities                                     13,098                 38,359
                                                                                ------------            -----------

Net (decrease) increase in cash and cash equivalents                                  (2,052)                74,956
    Cash and cash equivalents at beginning of period                                  45,930                 47,471
                                                                                ------------            -----------
    Cash and cash equivalents at end of period                                  $     43,878            $   122,427
                                                                                ============            ===========

Supplemental information:
        Interest paid on deposits and borrowings                                $      4,126            $     6,906
        Income taxes paid                                                              1,075                    100
                                                                                ============            ===========

See accompanying notes to consolidated financial statements.

                           (5)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Information as of and for the three months ended March 31, 2002 and 2001 is unaudited)


NOTE 1  -  BASIS OF PRESENTATION

          The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2001 Annual Report on Form 10-K.

          The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and The Columbia Bank's wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

NOTE 2  -  INVESTMENTS

      The amortized cost and estimated fair values of investment securities and securities available-for-sale at March 31, 2002 were as follows:

                                                                   Gross             Gross          Estimated
                                                     Amortized   Unrealized        Unrealized         Fair
                                                        Cost        Gains            Losses           Value
                                                 -------------------------------------------------------------
                                                                      (dollars in thousands)
Investment securities:
    Federal agency securities                    $      133,343   $     796      $        900    $     133,239
    Mortgage-backed securities                              719          13                 2              730
    Collateralized mortgage obligations                   2,046           -                 -            2,046
                                                 -------------------------------------------------------------
        Total                                    $      136,108   $     809      $        902    $     136,015
                                                 =============================================================

Securities available-for-sale:
    Federal agency securities                    $       18,183   $     478      $          5    $      18,656
    Mortgage-backed securities                            6,224          69                 -            6,293
    Trust preferred stocks                               15,893         222               762           15,353
    Other equity securities                               1,073           -               278              795
    Investment in Federal Home Loan
        Bank stock                                        2,967           -                 -            2,967
    Other securities                                        997          26                 -            1,023
                                                 -------------------------------------------------------------
        Total                                    $       45,337   $     795      $      1,045    $      45,087
                                                 =============================================================


                                       (6)

 The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2001 were as follows:

                                                                   Gross             Gross          Estimated
                                                     Amortized   Unrealized        Unrealized         Fair
                                                        Cost        Gains            Losses           Value
                                                 -------------------------------------------------------------
                                                                      (dollars in thousands)
Investment securities:
    Federal agency securities                    $      118,867   $   1,493      $        257    $     120,103
    Mortgage-backed securities                              777          16                 1              792
    Collateralized mortgage obligations                   2,045           -                 -            2,045
                                                 -------------------------------------------------------------
        Total                                    $      121,689   $   1,509      $        258    $     122,940
                                                 =============================================================

Securities available-for-sale:
    Federal agency securities                    $       21,178   $     682      $          -    $      21,860
    Mortgage-backed securities                            6,884          93                 -            6,977
    Trust preferred stocks                               15,891         259               750           15,400
    Other equity securities                               1,113           1               313              801
    Investment in Federal Home Loan
        Bank stock                                        2,288           -                 -            2,288
    Other securities                                        996          37                 -            1,033
                                                 -------------------------------------------------------------
        Total                                    $       48,350   $     1,072    $      1,063    $      48,359
                                                 =============================================================


NOTE  3  -  PER SHARE DATA

         Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                  Three Months Ended March 31,
                                                 -------------------------------------------------------------
                                                             2002                             2001
                                                 ----------------------------    -----------------------------
                                                      Basic         Diluted           Basic          Diluted
                                                 ----------------------------    -----------------------------
Net income                                       $        2,338   $     2,338    $      2,160    $       2,160

Weighted average shares outstanding                       7,107         7,107           7,154            7,154
Dilutive securities                                           -           123               -               57
                                                 ----------------------------    -----------------------------
Adjusted weighted average shares
  used in EPS computation                                 7,107         7,230           7,154            7,211
                                                 ============================    =============================
Net income per common share                      $         0.33   $      0.32    $       0.30    $        0.30
                                                 ============================    =============================

NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

         The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2002 whose contract amounts represent potential credit risk is as follows:

                                                              March 31,
                                                                2002
                                                       ----------------------
                                                       (dollars in thousands)

           Commitments to extend credit (a)                  $321,222
           Standby letters of credit                           18,853

           ---------------------------
           (a) Includes unused lines of credit totalling $268.3 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totalling $52.9 million.


                                       (7)

NOTE 5  -  NEW ACCOUNTING STANDARDS

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142 on January 1, 2002. As of March 31, 2002, the Company does not have any goodwill or other intangible assets to be reviewed.


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

THE COMPANY

        Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 22 branch banking offices, as well as mortgage and commercial loan origination offices and 23 Automated Teller Machines. The Company is scheduled to open a new branch office in May 2002 in Bowie, Maryland. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core market area to be the communities in the Baltimore/Washington Corridor and adjacent areas of central Maryland.

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

         The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $321.2 million at March 31, 2002. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $158.8 million, or 49.4% of the $321.2 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. Available commercial lines totaled $77.1 million, or 24.0% of the $321.2 million, at March 31, 2002 and generally do not extend for more than 12 months. Commitments to extend new commercial credit totaled $11.3 million at March 31, 2002, or 3.5% of the total commitments and available lines. At March 31, 2002, available home equity lines totaled $56.6 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

         Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding



                                       (8)
sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies which may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant refinancing activity as experienced in 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At March 31, 2002, two of the largest title company relationships accounted for $30.0 million, or 4.0% of the total customer funding of $759.4 million. The Company expects these title company balances to decline as mortgage refinancing activity subsides.

         The Company's primary source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. At March 31, 2002, total customer funding was $759.4 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $585.9 million, or 77.1% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company's investment portfolio as well as the Company's overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at March 31, 2002, totaled $108.0 million and federal funds sold were $7.9 million on March 31, 2002.

         The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the Federal Home Loan Bank ("FHLB"), has an approved credit line of $118.5 million, equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had sufficient collateral at March 31, 2002 to borrow up to $160.7 million; however, borrowings above the approved credit limit of $118.5 million require special approval of the FHLB. At March 31, 2002, outstanding advances from the FHLB totaled $30.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank ("FRB"). At March 31, 2002, the Bank had pledged sufficient collateral to borrow up to $83.3 million from the FRB; no balances were outstanding on that date.

Capital Resources
-----------------

         Total stockholders' equity was $70.6 million at March 31, 2002, representing an increase of $1.2 million or 1.7% from December 31, 2001. The growth of stockholders' equity in the first quarter of 2002 was primarily attributable to the earnings of the Company of $2.3 million less dividends declared on common stock of $788,000 and a decrease of $158,000 in accumulated other comprehensive income, resulting from a decline in market value of securities available-for-sale. Capital was also reduced by $158,000 as the Company repurchased and retired 10,000 shares of its common stock at an average price of $15.82. Pursuant to the Company's stock repurchase program approved in October 2000, the Company was authorized to repurchase up to 500,000 shares; as of March 31,2002, the Company has purchased a total of 86,450 shares under this program. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

         Dividends declared for the first three months of 2002 were $788,000, or $.11 per share, compared to $716,000, or $.10 per share in 2001.

         The following table summarizes the Company's risk-based capital ratios:


                                                          Columbia Bancorp
                                               --------------------------------------       Minimum
                                                    March 31,         December 31,        Regulatory
                                                      2002                 2001          Requirements
                  -----------------------------------------------------------------------------------
                 Risk-based capital ratios:
                    Tier 1 capital                     9.93%              9.92%                4.00%
                    Total capital                     11.08              11.07                 8.00

                  Tier 1 leverage ratio                8.41               8.42                 4.00


Market Risk and Interest Rate Sensitivity
-----------------------------------------

         The Company's interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the "ALCO") oversees the Company's management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of


                                       (9)
assets and liabilities that is consistent with the Company's liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO's interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and funding sources to achieve an acceptable spread between the Company's return on its earning assets and its cost of funds.

         One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2002 and the Company's interest sensitivity gap position at that date. The Company's cumulative sensitivity gap through twelve months is a positive 4.5%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                                         After One
                                            One Year      Through            After
                                            Or Less     Three Years       Three Years         Total
                                          -----------------------------------------------------------
                                                             (dollars in thousands)
Federal funds sold                        $   7,943    $        -        $        -       $     7,943
Investment securities and
    securities available-for-sale           108,012        64,141             9,042           181,195
Loans, exclusive of nonaccrual loans        379,859        66,582           172,178           618,619
                                          -----------------------------------------------------------
    Interest-earning assets                 495,814       130,723           181,220           807,757
                                          -----------------------------------------------------------
Interest-bearing deposits                   340,124       144,241            17,143           501,508
Other borrowings                            116,896        20,000                 -           136,896
                                          -----------------------------------------------------------
    Interest-bearing liabilities            457,020       164,241            17,143           638,404
                                          -----------------------------------------------------------
Interest sensitivity gap                  $  38,794    $  (33,518)       $  164,077       $   169,353
                                          ===========================================================
Cumulative interest sensitivity gap       $  38,794    $    5,276        $  169,353
                                          =========================================
Cumulative interest sensitivity
    gap as a % of total assets                 4.49%         0.61%            19.59%
                                          =========================================

         The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Projected runoff of deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, was computed based upon the most recently proposed decay rate assumptions set forth by the Federal Financial Institutions Examination Council ("FFIEC"). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion these certificates my reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their conversion option date.

         The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted



                                      (10)
the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. As a result, the downward shift in interest rates for interest-bearing liabilities was not equal to the full 200 basis points that was applied in the upward shift. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on December 31, 2001 data, the simulation analysis provided the following profile of the Company's interest rate risk:

                                                        -------------------------------------
                                                                 Immediate Rate Change
                                                        -------------------------------------
                                                         +200 BP       -200 BP        Policy
                                                        -------------------------------------
             Net interest income at risk:                 2.9%          4.4%         +/- 7.5%
             Change in economic value of equity:        -15.7%         +5.6%         +/-20.0%

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

Residential Mortgage Loans Originated for Sale:

         The outstanding balance of mortgage loans originated for sale decreased $8.4 million, from $11.4 million at December 31, 2001 to $3.0 million at March 31, 2002, as refinancing activity subsided.

Loans and Nonperforming Assets:

         At March 31, 2002, the Company's loan portfolio, net of unearned income, totaled $616.5 million, or 71.3% of its total assets of $864.3 million. The most significant categories of loans in the Company's portfolio are commercial loans and leases, real estate development and construction, residential and commercial mortgages and consumer.

         Since December 31, 2001, total loans increased $14.4 million, or 2.4%. Real estate development and construction loans and commercial loans rose $12.8 million and $11.7 million, respectively, since December 31, 2001, while other loans declined $10.1 million.

         Real estate development and construction loans constitute the largest portion of the Company's lending activities, totaling $186.9 million at March 31, 2002. A breakdown by type follows:

                                           Amount          Percent
-------------------------------------------------------------------
                                          (dollars in thousands)

Residential construction (a)             $  65,041          34.8%
Residential land development                60,568          32.4%
Residential land acquisition (b)            12,790           6.8%
Commercial land acquisition                 13,780           7.4%
Commercial construction                     34,748          18.6%
                                         ---------         -----
                                         $ 186,927         100.0%
                                         =========         =====

--------------------
(a) Includes $22.4 million of loans to individuals for construction of primary personal residences.
(b) Includes $4.0 million of loans to individuals for the purchase of residential building lots.

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

         Commercial loans constitute the second largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At March 31, 2002, commercial loans totaled $165.5 million, or 26.8% of total loans, and commercial mortgages totaled $104.1 million, or 16.9% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

         Retail loans, principally loans secured by home equity, represent the third largest component of the Company's loan portfolio, totaling $144.5 million, or 23.4% of the Company's total loan portfolio, at March 31, 2002. Of this amount, $128.6 million was comprised of home equity loans and lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity loans have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

         The following table provides information concerning nonperforming assets and past-due loans:

                                                 March 31,     December 31,    March 31,
                                                   2002           2001           2001
                                                ----------------------------------------
                                                          (dollars in thousands)
  Nonaccrual loans (a)                          $   1,501      $  3,230      $   4,959
  Restructured loans                                    -             -            285
  Other real estate owned                           1,182         1,187          2,738
                                                ----------------------------------------
      Total nonperforming assets                $   2,683      $  4,417      $   7,982
                                                ========================================
  Accruing loans past-due 90 days or more       $     323      $    819      $     270
                                                ========================================

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

         At March 31, 2002, nonaccrual loans totaled $1.5 million, including five commercial relationships with loans totaling $770,000, of which $740,000 is guaranteed by the Small Business Administration; a commercial mortgage loan carried at $192,000; five commercial loans with balances totaling $430,000; and four consumer loans carried at a total of $109,000.

         At March 31, 2002, other real estate owned totaled $1.2 million and consisted primarily of a residential development project with a carrying value of $1.1 million, representing the Company's 75% ownership interest. The Company entered into a contract with a third party contractor to manage the completion of the development work, which was substantially complete at March 31, 2002. As of that date, the remaining 50 townhouse lots were under contract of sale with a residential builder with a


                                      (12)
takedown schedule that extended through September 2003. Also included in other real estate owned is a residential property carried at $87,000, which is under contract for sale with full recovery of the outstanding balance expected.

         Impaired loans at March 31, 2002 totaled $1.4 million, of which $305,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans' effective interest rates. At March 31, 2002, specific reserves assigned to impaired loans totaled $13,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

         The Company provides for credit losses through the establishment of an allowance for credit losses (the "Allowance") by provisions charged against earnings. Based upon management's monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The Allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for estimated losses stemming from uncollectible interest because the Company generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

         The process of establishing the Allowance with respect to the Company's commercial loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the Company's internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required Allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on management's seasoned judgment. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and real estate (construction and non-residential mortgage) portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

         Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

         The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At March 31, 2002, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at March 31, 2002 is considered by management to be sufficient to address the credit risk in the current loan portfolio.

                                      (13)

         The changes in the Allowance are presented in the following table.

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          -----------------------
                                                                              2002         2001
                                                                          -----------------------
                                                                           (dollars in thousands)
           Allowance for credit losses -
               beginning of period                                        $    8,024   $    7,026
           Provision for credit losses                                            77          300
           Charge-offs                                                          (177)        (156)
           Recoveries                                                            296           48
                                                                          -----------------------
           Allowance for credit losses -
               end of period                                              $    8,220   $    7,218
                                                                          =======================
           Allowance as a percentage of loans
               receivable, net of unearned income                               1.33%        1.33%
                                                                          =======================
           Allowance as a percentage of nonperforming
               loans and loans past-due 90 days or more (a)                    450.7%       130.9%
                                                                          =======================

         --------------------
         (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

RESULTS OF OPERATIONS

         The Company reported first quarter 2002 earnings of $2.34 million, or $.32 per diluted common share, compared to $2.16 million, or $.30 per diluted share, for the same period in 2001, representing an increase of 8.2%.

         Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the three months ended March 31, 2002 was 1.13%, compared to 1.09% for the corresponding period in 2001. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the three months ended March 31, 2002 was 13.64%, compared to 13.39% for the corresponding period in 2001.

Net Interest Income
-------------------

         Net interest income on a tax-equivalent basis totaled $8.66 million for the three months ended March 31, 2002, compared to $9.04 million for the same period in 2001. The decrease of $379,000 was the result of the unprecedented decline in interest rates during 2001. Specifically, the targeted short-term interest rate, as established by the FRB, decreased 475 basis points over the course of eleven adjustments during the year, which resulted in a decline in the prime rate of interest from 9.50% on January 1, 2001 to 4.75% at December 31, 2001 and at March 31, 2002. As a result, the net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) declined from 4.89% for the three months ended March 31, 2001 to 4.43% for the same period in 2002. The following table provides further analysis for net interest income:

                                      (14)

                                                            Three Months Ended March 31, 2002
                                                            Compared to the Three Months Ended
                                                                      March 31, 2001
                                                        ------------------------------------------
                                                                            Increase/(Decrease)
                                                                                 Due to (a)
                                                          Increase       -------------------------
                                                         (Decrease)        Rate            Volume
                                                        ------------------------------------------
                                                                  (dollars in thousands)
            Interest income:
                Loans (b)(c)                            $  (2,148)      $  (3,554)       $   1,406
                Investment securities and securities
                    available-for-sale (c)                   (822)           (663)            (159)
                Federal funds sold                           (223)           (109)            (114)
                                                        ------------------------------------------
                    Total interest income                  (3,193)         (4,326)           1,133
                                                        ------------------------------------------
            Interest expense:
                Deposits                                   (2,319)         (1,986)            (333)
                Borrowings                                   (495)           (834)             339
                                                        ------------------------------------------
                    Total interest expense                 (2,814)         (2,820)               6
                                                        ------------------------------------------
                    Net interest income                 $    (379)      $  (1,506)       $   1,127
                                                        ==========================================

--------------------------------------------------
  (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
  (b)      Includes interest on loans originated for sale.
  (c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

         Interest income decreased $3.2 million primarily as a result of the decrease in rates; the decline was mitigated by an increase in average interest-earning assets of $42.9 million, or 5.7%, during the three months ended March 31, 2002, compared to the same period in 2001. The prime contributor to this increase in earning assets was loan growth, as average loans increased from $549.1 million for the quarter ended March 31, 2001 to $615.7 million in 2002, a 12.2% increase. The average taxable-equivalent yield on interest-earning assets, however, decreased from 8.61% for the three months ended March 31, 2001 to 6.51% for the same period in 2002.

         Interest expense declined $2.8 million. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 4.56% for the three months ended March 31, 2001 to 2.61% for the same period in 2002. However, average interest-bearing liabilities increased from $611.6 million for the three months ended March 31, 2002 to $630.5 million for the same period in 2002, an increase of $18.9 million, or 3.1%. This growth was primarily in short-term borrowings, having only a slight impact on interest expense .

         Net interest income for the three months ended March 31, 2002 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding assets, on average increased as a percentage of interest-earning assets from 73.3% for the quarter ended March 31, 2001 to 77.7% for the same period in 2002. A change in the mix of interest-bearing liabilities was also a factor, as average certificates of deposit, the Company's highest-paying deposit product, fell from 44.7% of average interest-bearing liabilities for the quarter ended March 31, 2001 to 40.8% for the same period of 2002.

         Management anticipates that with interest rates in a more stable environment, the net interest margin will improve as the Bank's $257.1 million certificate of deposit portfolio, which has an average maturity of less than nine months, continues to reprice downward.

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


                                      (15)

                                                         Three Months Ended                           Three Months Ended
                                                            March 31, 2002                              March 31, 2001
                                             --------------------------------------       ----------------------------------------
                                               Average                                      Average
                                             Balances (a)     Interest       Rate         Balances (a)     Interest         Rate
                                             --------------------------------------       ----------------------------------------
                                                                          (dollars in thousands)
Assets
Interest-earning assets:

  Loans, net of unearned income (b) (c)     $   615,691       $  10,492       6.91%       $   549,126      $  12,640        9.34%
  Investment securities and securities
    available-for-sale                          171,778           2,208       5.21%           181,762          3,030        6.76%
  Federal funds sold                              5,039              20       1.61%            18,681            243        5.28%
                                            ---------------------------                   --------------------------
    Total interest-earning assets               792,508          12,720       6.51%           749,569         15,913        8.61%
                                                              --------------------                         ---------------------
Noninterest-earning assets:
  Cash and due from banks                        31,043                                        30,353
  Property and equipment, net                    10,265                                        11,230
  Other assets                                   16,972                                        18,952
  Less: allowance for credit losses              (8,114)                                       (7,173)
                                            -----------                                   -----------
    Total assets                            $   842,674                                   $   802,931
                                            ===========                                   ===========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                              $    68,818              41       0.24%       $    59,837             95        0.64%
  Savings accounts                               68,034             192       1.14%            63,333            395        2.53%
  Money market accounts                          95,238             357       1.52%           112,385          1,042        3.76%
  Certificates of deposit                       257,076           2,709       4.27%           273,418          4,086        6.06%
  Short-term borrowings                         121,310             498       1.66%            82,616            997        4.89%
  Long-term borrowings                           20,000             264       5.35%            20,000            260        5.27%
                                            ---------------------------                   --------------------------
    Total interest-bearing liabilities          630,476           4,061       2.61%           611,589          6,875        4.56%
                                                              --------------------                         ---------------------
Noninterest-bearing liabilities:
  Noninterest-bearing deposits                  136,671                                       118,216
  Other liabilities                               5,989                                         7,689
Stockholders' equity                             69,538                                        65,437
                                            -----------                                   -----------
    Total liabilities and
       stockholders' equity                 $   842,674                                   $   802,931
                                            ===========                                   ===========
Net interest income                                           $   8,659                                    $   9,038
                                                              =========                                    =========
Net interest spread                                                           3.90%                                         4.05%
                                                                              ====                                          ====
Net interest margin                                                           4.43%                                         4.89%
                                                                              ====                                          ====

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $232,000 and $303,000 for the three months ended March 31, 2002 and 2001, respectively.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Noninterest Income
------------------

         Noninterest income totaled $1.6 million for the three months ended March 31, 2002, as compared to $1.2 million for the corresponding period in 2001. The $458,000 increase in noninterest income during the first three months of 2002 as compared to the same period of 2001 was due to an increase in fees charged for services of $241,000 and gains on sales of mortgage loans, net of costs, of $329,000. Net gains on the sales of mortgage loans rose due to a $30.4 million or 188.2% increase in the volume of loans sold.

Noninterest Expense
-------------------

         Noninterest expense decreased $70,000 or 1.0% for the three months ended March 31, 2002, as compared to the same period in 2001. A significant decline of $104,000 in professional fees was the result of the settlement of a legal matter involving the Bank, which is more fully discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading of "Legal Proceedings." Other decreases included occupancy and equipment costs with decreases of $42,000 and $85,000, respectively, the result of closing an office and of restructuring technical support for the computer network. Marketing and data


                                      (16)
processing costs increased as the Bank added new products and enhanced services. Salaries and benefits, the largest component of noninterest expense, rose only 1.0%.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the market risk of the Company's financial instruments, see "Market Risk and Interest Rate Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

ITEM 1.    LEGAL PROCEEDINGS


         Effective February 14, 2002, the parties to the class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et.al., Civil Action No. WMN-00-CV1002 in the United States District Court for the District of Maryland, Northern Division), described more fully in the Form 10-Q dated March 31, 2000 and subsequent filings in Forms 10-Q and 10-K, entered into a binding settlement agreement. Effective April 24, 2002, the parties dismissed, with prejudice, all claims and counter claims. Also during April 2002, the Bank received $150,000, representing refunds that it paid to persons who had their accounts debited, and $189,000, representing partial reimbursement for its attorney's fees and expenses.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

         On March 26, 2002, the Board of Directors of the Company declared a $.11 per share cash dividend to common stockholders of record on April 12, 2002, payable April 27, 2002.

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

                                             COLUMBIA BANCORP

                                             PRINCIPAL EXECUTIVE OFFICER:


May 10, 2002                                 /s/ John M. Bond
------------------------                     --------------------------
Date                                         John M. Bond, Jr.
                                             President and
                                             Chief Executive Officer





                                             PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER:


May 10, 2002                                 /s/  John A. Scaldara, Jr.
------------------------                     --------------------------
Date                                         John A. Scaldara, Jr.
                                             Executive Vice President,
                                             Corporate Secretary and
                                             Chief Financial Officer






                                      (18)