Form 10-Q
period 2002-06-30
COLUMBIA BANCORP
filed 2002-08-13
CIK 834105

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

                  For the quarterly period ended June 30, 2002
                                                 -------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
     OF 1934

                  For the transition period from_________ to________


                         Commission file number 0-24302


                                COLUMBIA BANCORP
             (exact name of registrant as specified in its charter)


              Maryland                                   52-1545782
---------------------------------------    -------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   incorporation or organization)


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

Yes   X     No _____
    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,099,835 shares as of August 6, 2002.

                                COLUMBIA BANCORP
                                    CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

                        Consolidated Statements of Condition as of June 30, 2002
                             (unaudited) and December 31, 2001                                            3

                        Consolidated Statements of Income and Comprehensive Income for
                              the Three and Six Months Ended June 30, 2002 and 2001
                             (unaudited)                                                                  4

                        Consolidated Statements of Cash Flows for the Six Months Ended
                               March 31, 2002 and 2001 (unaudited)                                        5

                        Notes to Consolidated Financial Statements                                        6

      Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                             8

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                17

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                         17

      Item 2.  Changes in Securities and Use of Proceeds                                                 17

      Item 3.  Defaults Upon Senior Securities                                                           17

      Item 4.  Submission of Matters to a Vote of Security Holders                                       18

      Item 5.  Other Information                                                                         18

      Item 6.  Exhibits and Reports on Form 8-K                                                          18

                                      (2)

PART I    ITEM 1.  FINANCIAL STATEMENTS

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                                                 June 30,            December 31,
                                                                                   2002                  2001
                                                                          -------------------    ------------------
                                 ASSETS                                       (unaudited)
                                 ------
Cash and due from banks                                                       $ 41,580              $ 39,435
Interest bearing deposits with other banks                                         210                   218
Federal funds sold                                                              13,172                 6,277
Investment securities (fair value $136,381 in 2002 and
    $122,940 in 2001)                                                          134,547               121,689
Securities available-for-sale                                                   43,493                48,359
Residential mortgage loans originated for sale                                   8,223                11,411
Loan receivables:
    Commercial                                                                 186,842               153,782
    Real estate development and construction                                   207,872               174,091
    Real estate mortgage:
        Residential                                                             13,074                15,648
        Commercial                                                             108,618               109,975
    Retail, principally loans secured by home equity                           148,102               146,379
    Credit card                                                                  2,223                 2,389
    Other                                                                          425                   463
                                                                              --------              --------
        Total loans                                                            667,156               602,727
        Less: Unearned income, net of origination costs                            652                   640
              Allowance for credit losses                                        8,859                 8,024
                                                                              --------              --------
              Loans, net                                                       657,645               594,063

Other real estate owned                                                            619                 1,187
Property and equipment, net                                                      9,786                10,400
Prepaid expenses and other assets                                               16,891                16,610
                                                                              --------              --------

            Total assets                                                      $926,166              $849,649
                                                                              ========              ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Deposits:
    Noninterest-bearing demand deposits                                       $168,737              $145,844
    Interest-bearing deposits                                                  532,159               492,157
                                                                              --------              --------
        Total deposits                                                         700,896               638,001
Short-term borrowings                                                          125,927               117,352
Long-term borrowings                                                            20,000                20,000
Accrued expenses and other liabilities                                           6,998                 4,934
                                                                              --------              --------
        Total liabilities                                                      853,821               780,287
                                                                              --------              --------
Stockholders' equity
    Common stock, $.01 par value per share;
        authorized 10,000,000 shares; outstanding
        7,099,135 and 7,105,238 shares, respectively                                71                    71
    Additional paid-in-capital                                                  47,382                47,520
    Retained earnings                                                           24,862                21,768
    Accumulated other comprehensive income                                          30                     3
                                                                              --------              --------
        Total stockholders' equity                                              72,345                69,362
                                                                              --------              --------

           Total liabilities and stockholders' equity                         $926,166              $849,649
                                                                              ========              ========

See accompanying notes to consolidated financial statements.

                                      (3)

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For Three and Six Months Ended June 30, 2002 and 2001
                             (dollars in thousands)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                              --------------  -------------   ------------  -------------
                                                                  2002            2001           2002           2001
                                                              --------------  -------------   ------------  -------------
                                                                        (unaudited)                   (unaudited)
Interest income:
    Loans                                                     $       10,945   $     11,994   $     21,393   $     24,597
    Investment securities                                              2,250          2,408          4,437          5,435
    Federal funds sold and interest-bearing
       deposits with other banks                                          25            448             47            694
                                                              --------------   ------------   ------------   ------------
       Total interest income                                          13,220         14,850         25,877         30,726
                                                              --------------   ------------   ------------   ------------
Interest expense:
    Deposits                                                           3,201          5,386          6,500         11,004
    Borrowings                                                           766            952          1,528          2,209
                                                              --------------   ------------   ------------   ------------
       Total interest expense                                          3,967          6,338          8,028         13,213
                                                              --------------   ------------   ------------   ------------
       Net interest income                                             9,253          8,512         17,849         17,513
Provision for credit losses                                              681            528            758            828
                                                              --------------   ------------   ------------   ------------
       Net interest income after provision
          for credit losses                                            8,572          7,984         17,091         16,685
                                                              --------------   ------------   ------------   ------------

Noninterest income:
    Fees charged for services                                            870            723          1,731          1,343
    Gains and fees on sales of mortgage loans, net of costs              336            260            798            393
    Net income on other real estate owned                                 94            134             81            177
    Other                                                                340            313            656            685
                                                              --------------   ------------   ------------   ------------
       Total noninterest income                                        1,640          1,430          3,266          2,598
                                                              --------------   ------------   ------------   ------------

Noninterest expense:
    Salaries and employee benefits                                     3,726          3,303          7,278          6,818
    Occupancy, net                                                       832            861          1,678          1,749
    Equipment                                                            488            564            959          1,120
    Data processing                                                      365            316            724            606
    Marketing                                                            273            167            488            283
    Cash management services                                             159            145            298            263
    Professional fees                                                   (155)           208             10            477
    Deposit insurance                                                     44             45             89             90
    Other                                                                859            872          1,676          1,754
                                                              --------------   ------------   ------------   ------------
       Total noninterest expense                                       6,591          6,481         13,200         13,160
                                                              --------------   ------------   ------------   ------------
       Income before income taxes                                      3,621          2,933          7,157          6,123
Income tax provision                                                   1,304            995          2,502          2,025
                                                              --------------   ------------   ------------   ------------
       Net income                                                      2,317          1,938          4,655          4,098
Other comprehensive income, net of tax - unrealized
    gain on securities available-for-sale                                185             63             27            549
                                                              --------------   ------------   ------------   ------------
       Comprehensive income                                   $        2,502   $      2,001   $      4,682   $      4,647
                                                              ==============   ============   ============   ============

Per common share data:
    Net income: Basic                                         $         0.33   $       0.27   $       0.66   $       0.57
                Diluted                                                 0.32           0.27           0.64           0.57
    Cash dividends declared                                             0.11           0.10           0.22           0.20
                                                              ==============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                                      (4)

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                             (dollars in thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                          ------------------------------
                                                                                                 2002            2001
                                                                                          --------------    ------------
                                                                                                     (unaudited)
Cash flows from operating activities:
   Net income                                                                               $  4,655          $  4,098
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                         934               833
           Amortization of loan fee income                                                      (579)             (545)
           Provision for credit losses                                                           758               828
           Provision for loss on other real estate owned                                          20                 -
           Gains and fees on sales of mortgage loans, net of costs                              (798)             (393)
           Loss on sales/disposals of other assets                                                 4                 -
           Proceeds from sales of residential mortgage loans originated for sale              75,344            45,066
           Disbursements for residential mortgage loans originated for sale                  (71,358)          (51,216)
           Loan fees deferred, net of origination costs                                          591               745
           (Increase) decrease in prepaid expenses and other assets                             (143)            1,208
           Increase in accrued expenses and other liabilities                                  2,064             3,867
                                                                                            --------          --------
               Net cash provided by operating activities                                      11,492             4,491
                                                                                            --------          --------
Cash flows provided by (used in) investing activities:
    Net increase in loans                                                                    (55,816)          (22,339)
    Loan purchases                                                                           (19,760)          (20,591)
    Loan sales                                                                                11,224             5,123
    Purchases of investment securities                                                       (39,521)          (33,010)
    Purchases of securities available-for-sale                                                (1,262)              (25)
    Proceeds from maturities and principal repayments of
       investment securities                                                                  26,618            87,282
    Proceeds from maturities and principal repayments of
       securities available-for-sale                                                           6,190             7,774
    Addition to other real estate owned                                                          (14)              (77)
    Sales of other real estate owned                                                             562             1,086
    Purchases of property and equipment                                                         (294)             (672)
    Disposal of property and equipment                                                             -                25
    Purchase of life insurance                                                                     -              (650)
    Increase in cash surrender value of life insurance                                          (158)             (134)
                                                                                            --------          --------
       Net cash (used in) provided by investing activities                                   (72,231)           23,792
                                                                                            --------          --------

Cash flows provided by (used in) financing activities:
    Net increase in deposits                                                                  62,895            13,163
    Increase in short-term borrowings                                                          8,575               129
    Cash dividends distributed on common stock                                                (1,561)           (1,431)
    Net proceeds from stock options exercised                                                     20                65
    Purchase of common stock                                                                    (158)             (259)
                                                                                            --------          --------
       Net cash provided by financing activities                                              69,771            11,667
                                                                                            --------          --------

Net increase in cash and cash equivalents                                                      9,032            39,950
    Cash and cash equivalents at beginning of period                                          45,930            47,471
                                                                                            --------          --------
    Cash and cash equivalents at end of period                                              $ 54,962          $ 87,421
                                                                                            ========          ========

Supplemental information:
       Interest paid on deposits and borrowings                                             $  8,253          $ 18,733
       Income taxes paid                                                                       2,795             1,700
       Transfer of loans to other real estate owned                                                -                31
                                                                                            ========          ========

See accompanying notes to consolidated financial statements.

                                      (5)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the three and six months
                   ended June 30, 2002 and 2001 is unaudited)

NOTE 1  -  BASIS OF PRESENTATION

        The accompanying consolidated financial statements for Columbia Bancorp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2001 Annual Report on Form 10-K.

        The consolidated financial statements include the accounts of the Company's subsidiary, The Columbia Bank, and The Columbia Bank's wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated.

        The consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

     Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2  -  INVESTMENTS

     The amortized cost and estimated fair values of investment securities and securities available-for-sale at June 30, 2002 were as follows:

                                                                        Gross           Gross         Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                   ---------------------------------------------------------------
                                                                        (dollars in thousands)
Investment securities:
    Federal agency securities                       $   127,820      $    1,778         $     -       $ 129,598
    Mortgage-backed securities                            4,686              56               -           4,742
    Collateralized mortgage obligations                   2,041               -               -           2,041
                                                   ---------------------------------------------------------------
        Total                                       $   134,547      $    1,834         $     -       $ 136,381
                                                   ===============================================================

Securities available-for-sale:
    Federal agency securities                       $    16,688      $      619         $     -       $  17,307
    Mortgage-backed securities                            5,818             214               -           6,032
    Trust preferred stocks                               15,894             236             741          15,389
    Other equity securities                               1,073               -             317             756
    Investment in Federal Home Loan
        Bank stock                                        2,967               -               -           2,967
    Other securities                                        997              45               -           1,042
                                                   ---------------------------------------------------------------
        Total                                       $    43,437      $    1,114         $ 1,058       $  43,493
                                                   ===============================================================

     The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2001 were as follows:

                                      (6)

                                                                        Gross           Gross         Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost            Gains          Losses           Value
                                                   ----------------------------------------------------------------
                                                                        (dollars in thousands)
Investment securities:
    Federal agency securities                           $ 118,867        $  1,493         $   257        $ 120,103
    Mortgage-backed securities                                777              16               1              792
    Collateralized mortgage obligations                     2,045               -               -            2,045
                                                   ----------------------------------------------------------------
        Total                                           $ 121,689        $  1,509         $   258        $ 122,940
                                                   ================================================================

Securities available-for-sale:
    Federal agency securities                           $  21,178        $    682         $     -        $  21,860
    Mortgage-backed securities                              6,884              93               -            6,977
    Trust preferred stocks                                 15,891             259             750           15,400
    Other equity securities                                 1,113               1             313              801
    Investment in Federal Home Loan
        Bank stock                                          2,288               -               -            2,288
    Other securities                                          996              37               -            1,033
                                                   ----------------------------------------------------------------
        Total                                           $  48,350        $  1,072         $ 1,063        $  48,359
                                                   ================================================================

NOTE  3 -  PER SHARE DATA

        Information relating to the calculations of earnings per common share ("EPS") is summarized as follows:

                                                                    Three Months Ended June 30,
                                                  -----------------------------------------------------------------
                                                               2002                              2001
                                                  -------------------------------    ------------------------------
                                                      Basic          Diluted             Basic         Diluted
                                                  -------------------------------    ------------------------------
Net income                                              $  2,317        $  2,317          $  1,938        $  1,938

Weighted average shares outstanding                        7,098           7,098             7,156           7,156
Dilutive securities                                          ---             176               ---              52
                                                  -------------------------------    ------------------------------
Adjusted weighted average shares
  used in EPS computation                                  7,098           7,274             7,156           7,208
                                                  ===============================    ==============================

Net income per common share                             $   0.33        $   0.32          $   0.27        $   0.27
                                                  ===============================    ==============================

                                                                     Six Months Ended June 30,
                                                  -----------------------------------------------------------------
                                                               2002                              2001
                                                  -------------------------------    ------------------------------
                                                      Basic          Diluted             Basic         Diluted
                                                  --------------- ---------------    ------------------------------
Net income                                              $  4,655        $  4,655          $  4,098        $  4,098

Weighted average shares outstanding                        7,098           7,098             7,155           7,155
Dilutive securities                                                          150                                54
                                                             ---                               ---
                                                  -------------------------------    ------------------------------
Adjusted weighted average shares
  used in EPS computation                                  7,098           7,248             7,155           7,209
                                                  ===============================    ==============================

Net income per common share                             $   0.66        $   0.64          $   0.57        $   0.57
                                                  ===============================    ==============================

NOTE 4  -  COMMITMENTS AND CONTINGENT LIABILITIES

        The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

                                      (7)

        The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2002 whose contract amounts represent potential credit risk is as follows:

                                                               June 30,
                                                                 2002
                                                        -----------------------
                                                        (dollars in thousands)

        Commitments to extend credit (a)                      $305,242
        Standby letters of credit                               18,243

      _____________
      (a) Includes unused lines of credit totaling $266.2 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $39.0 million.

NOTE 5  -  NEW ACCOUNTING STANDARDS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142 on January 1, 2002. As of June 30, 2002, the Company does not have any goodwill or other intangible assets to be reviewed.


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

THE COMPANY

        Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 23 branch banking offices, as well as mortgage and commercial loan origination offices and 24 Automated Teller Machines. The Company is scheduled to open a new branch office in September 2002 in West Friendship, Maryland. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core market area to be the communities in the Baltimore/Washington Corridor and adjacent areas of central Maryland.

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

        The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $305.2 million at June 30, 2002. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and

                                      (8)
construction, which totaled $134.8 million, or 44.2% of the $305.2 million, generally turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. Available commercial lines totaled $75.5 million, or 24.7%, of the $305.2 million, at June 30, 2002 and generally do not extend for more than 12 months. Commitments to extend new commercial credit totaled $20.2 million at June 30, 2002, or 6.6% of the total commitments and available lines. At June 30, 2002, available home equity lines totaled $63.6 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

         Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies which may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant refinancing activity as experienced in the past year. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At June 30, 2002, three of the largest title company relationships accounted for $41.4 million, or 5.0% of the total customer funding of $826.8 million.

         The Company's primary source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. At June 30, 2002, total customer funding was $826.8 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $629.7 million, or 76.2% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company's investment portfolio as well as the Company's overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at June 30, 2002, totaled $96.8 million and federal funds sold were $13.2 million on June 30, 2002.

         The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the Federal Home Loan Bank ("FHLB"), has an approved credit line of $120.7 million, equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had sufficient collateral at June 30, 2002 to borrow up to $154.6 million; however, borrowings above the approved credit limit of $120.7 million require special approval of the FHLB. At June 30, 2002, outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank ("FRB"). At June 30, 2002, the Bank had pledged sufficient collateral to borrow up to $79.4 million from the FRB; no balances were outstanding on that date.

Capital Resources

         Total stockholders' equity was $72.3 million at June 30, 2002, representing an increase of $3.0 million or 4.3% from December 31, 2001. The growth of stockholders' equity in the first six months of 2002 was primarily attributable to the earnings of the Company of $4.7 million less dividends declared on common stock of $1.6 million and plus $27,000 in accumulated other comprehensive income, resulting from an increase in market value of securities available-for-sale. Capital was also reduced by $158,000 as the Company repurchased and retired 10,000 shares of its common stock at an average price of $15.82. Pursuant to the Company's stock repurchase program approved in October 2000, the Company was authorized to repurchase up to 500,000 shares; as of June 30,2002, the Company has purchased a total of 86,450 shares under this program. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

         Dividends declared for the first six months of 2002 were $1,561,000, or $.22 per share, compared to $1,431,000, or $.20 per share in 2001.

                                      (9)

               The following table summarizes the Company's risk-based capital ratios:

                                                               Columbia Bancorp                  Minimum
                                                     -------------------------------------
                                                          June 30,         December 31,        Regulatory
                                                            2002               2001           Requirements
                 ----------------------------------------------------------------------------------------------
                 Risk-based capital ratios:
                   Tier 1 capital                               9.43%          9.92%              4.00%
                   Total capital                               10.59          11.07               8.00
                 Tier 1 leverage ratio                          8.24           8.42               4.00

Market Risk and Interest Rate Sensitivity

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

         One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2002 and the Company's interest sensitivity gap position at that date. The Company's cumulative sensitivity gap through twelve months is a positive 9.1%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company's goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

                                                                  After One
                                                 One Year          Through            After
                                                  Or Less        Three Years       Three Years         Total
                                              ---------------------------------------------------------------------
                                                                    (dollars in thousands)
Federal funds sold and interest-
     bearing deposits with banks                   $   13,382       $         -       $        -        $   13,382
Investment securities and
    securities available-for-sale                     100,377            62,592           15,071           178,040
Loans, exclusive of nonaccrual loans                  413,449            76,626          184,178           674,253
                                              ---------------------------------------------------------------------
    Interest-earning assets                           527,208           139,218          199,249           865,675
                                              ---------------------------------------------------------------------

Interest-bearing deposits                             317,394           169,568           45,197           532,159
Other borrowings                                      125,927            20,000                -           145,927
                                              ---------------------------------------------------------------------
    Interest-bearing liabilities                      443,321           189,568           45,197           678,086
                                              ---------------------------------------------------------------------
Interest sensitivity gap                           $   83,887       $   (50,350)      $  154,052        $  187,589
                                              =====================================================================
Cumulative interest sensitivity gap                $   83,887       $    33,537       $  187,589
                                              ===================================================

Cumulative interest sensitivity
    gap as a % of total assets                           9.06%             3.62%           20.25%
                                              ===================================================

                                      (10)

         The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Projected runoff of deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, was computed based upon the most recently proposed decay rate assumptions set forth by the Federal Financial Institutions Examination Council ("FFIEC"). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their conversion option date.

         The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. As a result, the downward shift in interest rates for interest-bearing liabilities was not equal to the full 200 basis points that was applied in the upward shift. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on March 31, 2002 data, the simulation analysis reflects a 4.0% drop in net interest earnings and an 8.2% increase in economic value of equity if rates fall 200 basis points and a 1.6% increase in net interest income and a 20.4% drop in economic value of equity with a 200 basis point increase in rates.

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

Residential Mortgage Loans Originated for Sale:

         The outstanding balance of mortgage loans originated for sale decreased $3.2 million, from $11.4 million at December 31, 2001 to $8.2 million at June 30, 2002, as refinancing activity, while still strong, subsided somewhat since the end of the year.

Loans and Nonperforming Assets:

         At June 30, 2002, the Company's loan portfolio, net of unearned income, totaled $666.5 million, or 72.0% of its total assets of $926.2 million. The most significant categories of loans in the Company's portfolio are commercial loans, real estate development and construction, residential and commercial mortgages and consumer.

                                      (11)

         Since December 31, 2001, total loans increased $64.4 million, or 10.7%. Real estate development and construction loans and commercial loans rose $33.8 million and $33.1 million, respectively, since December 31, 2001, while other loans declined $2.5 million.

         Commercial loans constitute the largest portion of the Company's loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At June 30, 2002, commercial loans totaled $186.8 million, or 28.0% of total loans, and commercial mortgages totaled $108.6 million, or 16.3% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

         Real estate development and construction loans constitute the second largest portion of the Company's lending activities, totaling $207.9 million at June 30, 2002. A breakdown by type follows:

                                                                Amount                  Percent
----------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Residential construction (a)                                   $     78,446             37.7 %
Residential land development                                         70,398             33.9 %
Residential land acquisition (b)                                     12,473              6.0 %
Commercial land acquisition                                          12,116              5.8 %
Commercial construction                                              34,439             16.6 %
                                                            ----------------        ----------------
                                                               $    207,872            100.0 %
                                                            ================        ================

______________
(a) Includes $24.7 million of loans to individuals for construction of primary personal residences.
(b) Includes $4.8 million of loans to individuals for the purchase of residential building lots.

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

         Retail loans, principally loans secured by home equity, represent the third largest component of the Company's loan portfolio, totaling $148.1 million, or 22.2% of the Company's total loan portfolio, at June 30, 2002. Of this amount, $133.4 million was comprised of second mortgage loans and home equity lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity lines of credit have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

                                      (12)

      The following table provides information concerning nonperforming assets and past-due loans:

                                                     June 30,        December 31,         June 30,
                                                       2002              2001               2001
                                                 -------------------------------------------------------
                                                                 (dollars in thousands)
Nonaccrual loans (a)                             $       1,126     $        3,230     $       4,228
Restructured loans                                           -                  -               254
Other real estate owned                                    619              1,187             2,018
                                                 -------------------------------------------------------
    Total nonperforming assets                   $       1,745     $        4,417     $       6,500
                                                 =======================================================

 Accruing loans past-due 90 days or more         $         242     $          819     $         472
                                                 =======================================================

      ___________________
      (a) Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

      At June 30, 2002, nonaccrual loans totaled $1.1 million, including four commercial relationships with loans totaling $584,000, of which $558,000 is guaranteed by the Small Business Administration; a commercial mortgage loan carried at $183,000; seven commercial loans with balances totaling $291,000; and four consumer loans carried at a total of $68,000.

      At June 30, 2002, other real estate owned totaled $619,000 and consisted entirely of a residential development project, representing the Company's 75% ownership interest. The Company entered into a contract with a third party contractor to manage the completion of the development work, which was substantially complete at June 30, 2002. As of that date, the remaining 30 townhouse lots were under contract of sale with a residential builder with a takedown schedule that extended through September 2003.

      Impaired loans at June 30, 2002 totaled $1.1 million, of which $281,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans' effective interest rates. At June 30, 2002, specific reserves assigned to impaired loans totaled $69,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

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

      The process of establishing the Allowance with respect to the Company's commercial loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the Company's internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required Allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on management's seasoned judgment. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and real estate (construction and non-residential mortgage) portfolios, as well as other loans

                                      (13)
in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

      Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

      The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At June 30, 2002, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at June 30, 2002 is considered by management to be sufficient to address the credit risk in the current loan portfolio. The changes in the Allowance are presented in the following table.

                                                              Six Months Ended June 30,
                                                              --------------------------
                                                                     2002        2001
                                                              ------------ -------------
                                                               (dollars in thousands)
          Allowance for credit losses -
              beginning of period                                 $ 8,024       $ 7,026
          Provision for credit losses                                 758           828
          Charge-offs                                                (286)         (300)
          Recoveries                                                  363           113
                                                              --------------------------
          Allowance for credit losses -
              end of period                                       $ 8,859       $ 7,667
                                                              ==========================

          Allowance as a percentage of loans
              receivable, net of unearned income                     1.33%         1.33%
                                                              ==========================

          Allowance as a percentage of nonperforming
              loans and loans past-due 90 days or more (a)          647.6%        154.8%
                                                              ==========================

      __________________
      (a) There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

RESULTS OF OPERATIONS

      The Company reported earnings for the six months ended June 30,2002 of $4.66 million, or $.64 per diluted common share, compared to $4.10 million, or $.57 per diluted share, for the same period in 2001, representing an increase of 13.6%.

      Return on average assets and return on average equity are key measures of a bank's performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company's return on average assets for the six months ended June 30, 2002 was 1.09%, compared to 1.02% for the corresponding period in 2001. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2002 was 13.25%, compared to 12.48% for the corresponding period in 2001.

Net Interest Income

      The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) declined from 4.71% for the six months ended June 30, 2001 to 4.48% for the same period in 2002. This decrease of 23 basis points was the result of the unprecedented decline in interest rates during 2001. Specifically, the targeted short-term interest rate, as established by the FRB, decreased 475 basis points over the course of eleven adjustments during the year, which resulted in a decline in the prime rate of interest from 9.50% on January 1, 2001 to 4.75% at December

                                      (14)

31, 2001 and at June 30, 2002. Net interest income on a tax-equivalent basis, however, increased $350,000, from $17.63 million for the six months ended June 30, 2001 to $17.99 million for the same period in 2002. This increase was the result of both volume increases and the falling rates on the portfolio of certificates of deposit as maturing certificates repriced at lower levels. The following table provides further analysis of net interest income:

                                                                 Six Months Ended June 30, 2002
                                                                Compared to the Six Months Ended
                                                                          June 30, 2001
                                                          ----------------------------------------------
                                                                               Increase/(Decrease)
                                                             Increase              Due to (a)
                                                                          ------------------------------
                                                            (Decrease)        Rate           Volume
                                                          ----------------------------------------------
                                                                       (dollars in thousands)
       Interest income:
           Loans (b)(c)                                       $  (3,181)     $  (5,993)        $  2,812
           Investment securities and securities
               available-for-sale (c)                              (998)        (1,254)             256
           Federal funds sold and interest-
               bearing deposits with banks                         (647)          (289)            (358)
                                                          ----------------------------------------------
               Total interest income                             (4,826)        (7,536)           2,710
                                                          ----------------------------------------------

       Interest expense:
           Deposits                                              (4,504)        (4,095)            (409)
           Borrowings                                              (681)        (1,291)             610
                                                          ----------------------------------------------
               Total interest expense                            (5,185)        (5,386)             201
                                                          ----------------------------------------------

               Net interest income                            $     359      $  (2,150)        $  2,509
                                                          ==============================================

      ______________________
       (a) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
       (b)  Includes interest on loans originated for sale.
       (c) Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

      Interest income decreased $4.8 million primarily as a result of the decrease in rates; the decline was mitigated by an increase in average interest-earning assets of $54.0 million, or 7.1%, during the six months ended June 30, 2002, compared to the same period in 2001. The prime contributor to this increase in earning assets was loan growth, as average loans increased from $559.6 million for the six months ended June 30, 2001 to $628.9 million in 2002, a 12.4% increase. The average taxable-equivalent yield on interest-earning assets, however, decreased from 8.23% for the six months ended June 30, 2001 to 6.48% for the same period in 2002.

      Interest expense declined $5.2 million. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 4.34% for the six months ended June 30, 2001 to 2.52% for the same period in 2002. However, average interest-bearing liabilities increased from $614.3 million for the six months ended June 30, 2002 to $642.8 million for the same period in 2002, an increase of $28.5 million, or 4.6%. This growth was primarily in short-term borrowings, which includes customer funding in the form of commercial paper and repurchase agreements as well as overnight borrowings from the FHLB. This growth in interest-bearing funds somewhat mitigated the effect of the rate decreases.

      Net interest income for the six months ended June 30, 2002 was also affected by a change in the mix of interest-earning assets as loans, the Company's highest yielding assets, on average increased as a percentage of interest-earning assets from 74.1% for the six months ended June 30, 2001 to 77.7% for the same period in 2002. A change in the mix of interest-bearing liabilities was also a factor, as average certificates of deposit, the Company's highest-paying deposit product, fell from 44.4% of average interest-bearing liabilities for the six months ended June 30, 2001 to 41.4% for the same period of 2002.

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

                                      (15)

                                                     Six Months Ended                          Six Months Ended
                                                       June 30, 2002                            June 30, 2001
                                           --------------------------------------    -------------------------------------
                                               Average                                  Average
                                            Balances (a)     Interest     Rate        Balances (a)   Interest     Rate
                                           --------------------------------------    -------------------------------------
                                                                       (dollars in thousands)
Assets
Interest-earning assets:
  Loans, net of unearned income (b) (c)          $ 628,889  $   21,490     6.89%          $ 559,564     $24,671     8.89%
  Investment securities and securities
    available-for-sale                             174,996       4,476     5.16%            166,854       5,480     6.62%
  Federal funds sold and interest-
    bearing deposits with banks                      5,655          47     1.68%             29,080         688     4.77%
                                              --------------------------                -------------------------
    Total interest-earning assets                  809,540      26,013     6.48%            755,498      30,839     8.23%
                                                            ---------------------                    ---------------------

Noninterest-earning assets:
  Cash and due from banks                           31,837                                   31,538
  Property and equipment, net                       10,116                                   11,173
  Other assets                                      17,035                                   18,732
  Less: allowance for credit losses                 (8,377)                                  (7,241)
                                              ------------                              ------------

    Total assets                                 $ 860,151                                $ 809,700
                                              ============                              ============

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  NOW accounts                                   $  70,348          84     0.24%          $  61,021         172     0.57%
  Savings accounts                                  69,996         389     1.12%             63,480         701     2.23%
  Money market accounts                             95,270         736     1.56%            116,631       2,015     3.48%
  Certificates of deposit                          266,345       5,291     4.01%            272,517       8,116     6.01%
  Short-term borrowings                            120,835         998     1.67%             80,699       1,687     4.22%
  Long-term borrowings                              20,000         530     5.34%             20,000         522     5.26%
                                              --------------------------                -------------------------
    Total interest-bearing liabilities             642,794       8,028     2.52%            614,348      13,213     4.34%
                                                                                                     ---------------------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits                     141,540                                  120,470
  Other liabilities                                  4,954                                    8,646
Stockholders' equity                                70,863                                   66,236
                                              ------------                           --------------
    Total liabilities and
       stockholders' equity                      $ 860,151                                $ 809,700
                                              ============                           ==============
Net interest income                                          $  17,985                                  $17,626
                                                             =========                               ==========
Net interest spread                                                        3.96%                                    3.89%
                                                                          =====                                    =====
Net interest margin                                                        4.48%                                    4.71%
                                                                          =====                                    =====

(a)  Average balances are calculated as the daily average balances.
(b) Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $579,000 and $545,000 for the six months ended June 30, 2002 and 2001, respectively.
(c) Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

         In the second quarter of 2002, net interest income on a tax-equivalent basis rose $759,000, from $8.6 million in 2001 to $9.3 million in 2002, as the cost of interest-bearing liabilities continued to decline with the downward repricing of the certificate of deposit portfolio. Average earning assets grew $65.0 million, or 8.5%, from $760.9 million for the three months ended June 30, 2001 to $825.9 million for the same period in 2002. Average interest-bearing liabilities grew only $37.9 million, or 6.1%, from $617.1 million to $655.0 million. The net interest margin was basically unchanged for the second quarter at 4.53% in 2002 and 4.52% in 2001.

Noninterest Income

         Noninterest income totaled $3.3 million for the six months ended June 30, 2002, as compared to $2.6 million for the corresponding period in 2001. The $668,000 increase in noninterest income during the first six months of 2002 as compared to the same period of 2001 was due to an increase in fees charged for services of $388,000 and gains on sales of mortgage loans, net of costs, of $405,000. Fees charged for services increased due to continued business development and significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid. Net gains on the sales of mortgage loans rose due to a $30.3 million or 67.2% increase in the volume of loans sold.

                                      (16)

         For the three months ended June 30, noninterest income rose $210,000, or 14.7%, from $1,430,000 in 2001 to 1,640,000 in 2002, also the result of increases in fees charged for services and gains on sales of mortgage loans.

Noninterest Expense

         Noninterest expense increased $40,000 or .03% for the six months ended June 30, 2002, as compared to the same period in 2001. A significant decline of $467,000 in professional fees was the result of the settlement of a legal matter involving the Bank, which is more fully discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading of "Legal Proceedings," and a recovery of legal expenses totaling $118,000 associated with prior foreclosure actions. Other decreases included occupancy and equipment costs of $71,000 and $161,000, respectively, the result of closing an office and of restructuring technical support for the computer network. Marketing and data processing costs increased as the Bank added new and/or enhanced products and services and as transaction volumes increased. Salaries and benefits, the largest component of noninterest expense, rose $460,000, or 6.8%, which was primarily the result of an increase in deferred compensation plan costs. The plan is an unfunded plan partially offering a phantom stock account as one of two investment options. As a result of an increase in the price of the Company's common stock, from $16.40 at December 31, 2001 to $23.61 at June 30, 2002, an additional accrual of $355,000 was necessary for the six months ended June 30, 2002.

         Noninterest expense rose $110,000, or 1.7%, for the three months ended June 30, 2002, as compared to the same period in 2001. The increase of $423,000 in salaries and benefits, primarily from the increased deferred compensation plan costs discussed above, was partly offset by the reduction in professional fees resulting from the recovery of $307,000 associated with the settlement of litigation and the collection of foreclosure expenses.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

                                      (17)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held May 30, 2002, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company's 2005 Annual Meeting or until their respective successors are duly elected and qualified.

                                                                Votes Cast
                                             For                 Withheld               Total
                                             ---                 --------               -----
      John M. Bond, Jr.                   5,802,723               32,264              5,834,987
      William L. Hermann                  5,795,138               39,849              5,834,987
      Charles C. Holman                   5,800,887               34,100              5,834,987
      Winfield M. Kelly, Jr.              5,771,925               63,062              5,834,987
      Harry L. Lundy, Jr.                 5,801,671               33,316              5,834,987
      James R. Moxley, III                5,784,068               50,919              5,834,987
      Mary S. Scrivener                   5,805,991               28,996              5,834,987
      Theodore G. Venetoulis              5,792,604               42,383              5,834,987

         The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company's Annual Meeting in their respective class years or until their respective successors are duly elected and qualified.

                         Class of 2003                        Class of 2004
                         -------------                        -------------

                    Anand S. Bhasin                       Hugh F.Z. Cole, Jr.
                    Robert R. Bowie, Jr.                  G. William Floyd
                    Garnett Y. Clark, Jr.                 Herschel L. Langenthal
                    Kenneth H. Michael                    Richard E. McCready
                    Maurice M. Simpkins                   James R. Moxley, Jr.
                    Robert M. Smelkinson                  Vincent D. Palumbo
                                                          Lawrence A. Shulman

ITEM 5.    OTHER INFORMATION

      On June 25, 2002, the Board of Directors of the Company declared a $.11 per share cash dividend to common stockholders of record on July 15, 2002, payable July 26, 2002.

      Certification of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002, have been provided to the Securities and Exchange Commission.

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

                                               COLUMBIA BANCORP

                                               PRINCIPAL EXECUTIVE OFFICER:


August 13, 2002                                /s/ John M. Bond
-------------------                            ----------------------------
Date                                           John M. Bond, Jr.
                                               President and
                                               Chief Executive Officer


                                               PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER:


August 13, 2002                                /s/  John A. Scaldara, Jr.
-------------------                            ----------------------------
Date                                           John A. Scaldara, Jr.
                                               Executive Vice President,
                                               Corporate Secretary and
                                               Chief Financial Officer

                                      (19)