Form 10-Q
period 2002-09-30
COLUMBIA BANCORP
filed 2002-11-13
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

(410) 465-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,099,835 shares as of November 7, 2002.

COLUMBIA BANCORP

PART I

ITEM 1.    FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and due from banks	$55,365	$39,435
Interest bearing deposits with other banks	212	218
Federal funds sold	59,823	6,277
Investment securities (fair value $139,160 in 2002 and $122,940 in 2001)	136,569	121,689
Securities available-for-sale	41,543	48,359
Residential mortgage loans originated for sale	14,385	11,411
Loan receivables:
Commercial	196,312	153,782
Real estate development and construction	193,795	174,091
Real estate mortgage:
Residential	13,856	15,648
Commercial	111,683	109,975
Retail, principally loans secured by home equity	149,173	146,379
Other	449	2,852

Total loans	665,268	602,727
Less: Unearned income, net of origination costs	580	640
Allowance for credit losses	8,840	8,024

Loans, net	655,848	594,063
Other real estate owned	443	1,187
Property and equipment, net	9,508	10,400
Prepaid expenses and other assets	17,206	16,610

Total assets	$990,902	$849,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$169,726	$145,844
Interest-bearing deposits	557,675	492,157

Total deposits	727,401	638,001
Short-term borrowings	163,406	117,352
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	5,710	4,934

Total liabilities	916,517	780,287

Stockholders’ equity
Common stock, $.01 par value per share;authorized 10,000,000 shares; outstanding 7,099,835 and 7,105,238 shares, respectively	71	71
Additional paid-in-capital	47,390	47,520
Retained earnings	26,821	21,768
Accumulated other comprehensive income	103	3

Total stockholders’ equity	74,385	69,362

Total liabilities and stockholders’ equity	$990,902	$849,649

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For Three and Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Interest income:
Loans	$11,159	$11,827	$32,552	$36,424
Investment securities	2,149	2,143	6,586	7,578
Federal funds sold and interest-bearing deposits with other banks	93	257	140	951

Total interest income	13,401	14,227	39,278	44,953

Interest expense:
Deposits	3,224	4,856	9,724	15,860
Borrowings	737	1,042	2,265	3,251

Total interest expense	3,961	5,898	11,989	19,111

Net interest income	9,440	8,329	27,289	25,842
Provision for credit losses	42	182	800	1,010

Net interest income after provision for credit losses	9,398	8,147	26,489	24,832

Noninterest income:
Fees charged for services	886	827	2,617	2,170
Gains and fees on sales of mortgage loans, net of costs	410	275	1,208	668
Net income on other real estate owned	17	51	98	228
Other	387	405	1,043	1,090

Total noninterest income	1,700	1,558	4,966	4,156

Noninterest expense:
Salaries and employee benefits	3,495	3,469	10,773	10,287
Occupancy, net	864	949	2,542	2,698
Equipment	439	562	1,398	1,682
Data processing	379	339	1,103	945
Marketing	202	58	690	341
Cash management services	166	207	464	470
Professional fees	144	199	154	676
Deposit insurance	44	48	133	138
Other	983	788	2,659	2,542

Total noninterest expense	6,716	6,619	19,916	19,779

Income before income taxes	4,382	3,086	11,539	9,209
Income tax provision	1,643	1,045	4,145	3,070

Net income	2,739	2,041	7,394	6,139
Other comprehensive income, net of tax—unrealized gain on securities available-for-sale	74	264	100	813

Comprehensive income	$2,813	$2,305	$7,494	$6,952

Per common share data:
Net income: Basic	$0.39	$0.29	$1.04	$0.86
Diluted	0.38	0.28	1.02	0.85
Cash dividends declared	0.11	0.10	0.33	0.30

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$7,394	$6,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,372	1,309
Amortization of loan fee income	(894)	(805)
Provision for credit losses	800	1,010
Provision for loss on other real estate owned	20	—
Gains and fees on sales of mortgage loans, net of costs	(1,208)	(668)
Gain on sale of credit card portfolio	(53)	—
Loss on sales/disposals of other assets	5	—
Proceeds from sales of residential mortgage loans originated for sale	115,253	70,146
Disbursements for residential mortgage loans originated for sale	(117,019)	(78,360)
Loan fees deferred, net of origination costs	834	987
(Increase) decrease in prepaid expenses and other assets	(422)	1,690
Increase in accrued expenses and other liabilities	776	1,106

Net cash provided by operating activities	6,858	2,554

Cash flows provided by (used in) investing activities:
Net increase in loans	(56,404)	(15,142)
Loan purchases	(22,057)	(30,748)
Loan sales	14,172	7,906
Sale of credit card portfolio	1,817	—
Purchases of investment securities	(71,520)	(74,317)
Purchases of securities available-for-sale	(1,262)	(25)
Proceeds from maturities and principal repayments of investment securities	56,567	109,489
Proceeds from maturities and principal repayments of securities available-for-sale	8,268	10,349
Addition to other real estate owned	(89)	(167)
Sales of other real estate owned	813	1,419
Purchases of property and equipment	(432)	(930)
Disposal of property and equipment	—	115
Purchase of life insurance	—	(778)
Increase in cash surrender value of life insurance	(243)	(219)

Net cash (used in) provided by investing activities	(70,370)	6,952

Cash flows provided by (used in) financing activities:
Net increase in deposits	89,400	671
Increase in short-term borrowings	46,054	5,799
Cash dividends distributed on common stock	(2,342)	(2,145)
Net proceeds from stock options exercised	28	70
Purchase of common stock	(158)	(293)

Net cash provided by financing activities	132,982	4,102

Net increase in cash and cash equivalents	69,470	13,608
Cash and cash equivalents at beginning of period	45,930	47,471

Cash and cash equivalents at end of period	$115,400	$61,079

Supplemental information:
Interest paid on deposits and borrowings	$12,241	$19,191
Income taxes paid	2,845	3,100
Transfer of loans to other real estate owned	—	20

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine months
ended September 30, 2002 and 2001 is unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements for Columbia Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2—INVESTMENTS

The amortized cost and estimated fair values of investment securities and securities available-for-sale at September 30, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$130,076	$2,475	$—	$132,551
Mortgage-backed securities	4,452	116	—	4,568
Collateralized mortgage obligations	2,041	—	—	2,041

Total	$136,569	$2,591	$—	$139,160

Securities available-for-sale:
Federal agency securities	$15,191	$614	$—	$15,805
Mortgage-backed securities	5,240	242	—	5,482
Trust preferred stocks	15,896	328	713	15,511
Other equity securities	1,073	—	337	736
Investment in Federal Home Loan Bank stock	2,967	—	—	2,967
Other securities	998	44	—	1,042

Total	$41,365	$1,228	$1,050	$41,543

The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2001 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$118,867	$1,493	$257	$120,103
Mortgage-backed securities	777	16	1	792
Collateralized mortgage obligations	2,045	—	—	2,045

Total	$121,689	$1,509	$258	$122,940

Securities available-for-sale:
Federal agency securities	$21,178	$682	$—	$21,860
Mortgage-backed securities	6,884	93	—	6,977
Trust preferred stocks	15,891	259	750	15,400
Other equity securities	1,113	1	313	801
Investment in Federal Home Loan Bank stock	2,288	—	—	2,288
Other securities	996	37	—	1,033

Total	$48,350	$1,072	$1,063	$48,359

NOTE 3—PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended September 30,
	2002		2001
	Basic	Diluted	Basic	Diluted
Net income	$2,739	$2,739	$2,041	$2,041

Weighted average shares outstanding	7,100	7,100	7,145	7,145
Dilutive securities	—	172	—	84

Adjusted weighted average shares used in EPS computation	7,100	7,272	7,145	7,229

Net income per common share	$0.39	$0.38	$0.29	$0.28

	Nine Months Ended September 30,
	2002		2001
	Basic	Diluted	Basic	Diluted
Net income	$7,394	$7,394	$6,139	$6,139

Weighted average shares outstanding	7,098	7,098	7,151	7,151
Dilutive securities	—	158	—	65

Adjusted weighted average shares used in EPS computation	7,098	7,256	7,151	7,216

Net income per common share	$1.04	$1.02	$0.86	$0.85

NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 2002 whose contract amounts represent potential credit risk is as follows:

September 30, 2002
(dollars in thousands)
Commitments to extend credit(a)	$357,093
Standby letters of credit	20,844

(a)
Includes unused lines of credit totaling $314.1 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $43.0 million.

NOTE 5—NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142 on January 1, 2002. As of September 30, 2002, the Company does not have any goodwill or other intangible assets to be reviewed.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD—LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

THE COMPANY

Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 24 branch banking offices, as well as mortgage and commercial loan origination offices and 25 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core market area to be the communities in the Baltimore/Washington Corridor and adjacent areas of central Maryland.

REVIEW OF FINANCIAL CONDITION

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $357.1 million at September 30, 2002. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments are available to customers so long as there are no violations of any contractual provision. Commitments for real estate development and construction, which totaled $180.8 million, or 50.6% of the $357.1 million, generally turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $93.5 million, or 26.2%, of the $357.1 million, at September 30, 2002 and generally do not extend for more than 12 months. At September 30, 2002, available home equity lines totaled $72.8 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $10.0 million at September 30, 2002.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in the Company’s funding provided by its customers in deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. Customer funding, which is the Company’s primary source of liquidity, was $890.8 million at September 30, 2002. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. In addition, the Company may experience fluctuations in customer funding sources as a result of several large depository relationships with title companies. During periods of significant refinancing activity such as that experienced in the past year, these depository relationships tend to fluctuate to a higher degree. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At September 30, 2002, total funding from title companies was $126.0 million, or 14.1% of total customer funding. The three largest title company relationships accounted for $62.6 million, or 7.0% of total customer funding. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $653.1 million, or 73.3% of total customer funding at September 30, 2002 and $565.2 million, or 77.4% of total customer funding at September 30, 2001.

Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at September 30, 2002, totaled $114.7 million, and federal funds sold were $59.8 million on September 30, 2002.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the Federal Home Loan Bank (“FHLB”), has an approved credit line of $129 million, equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had sufficient collateral at September 30, 2002 to borrow up to $131.7 million; however, borrowings above the approved credit limit of $129 million require special approval of the FHLB. At September 30, 2002, outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (“FRB”). At September 30, 2002, the Bank had pledged sufficient collateral to borrow up to $72.5 million from the FRB; no balances were outstanding on that date.

Capital Resources

Total stockholders’ equity was $74.4 million at September 30, 2002, representing an increase of $5.0 million or 7.2% from December 31, 2001. The growth of stockholders’ equity in the first nine months of 2002 was primarily attributable to the earnings of the Company of $7.4 million less dividends declared on common stock of $2.3 million and plus $100,000 in accumulated other comprehensive income, resulting from an increase in market value of securities available-for-sale. Capital was also reduced by $158,000 as the Company repurchased and retired 10,000 shares of its common stock at an average price of $15.82. Pursuant to the Company’s stock repurchase program approved in October 2000, the Company was authorized to repurchase up to 500,000 shares; as of September 30, 2002, the Company has purchased a total of 86,450 shares under this program. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

Dividends declared for the first nine months of 2002 were $2,345,000, or $.33 per share, compared to $2,145,000 or $.30 per share in 2001.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	September 30, 2002	December 31, 2001
Risk-based capital ratios:
Tier 1 capital	9.50%	9.92%	4.00%
Total capital	10.63	11.07	8.00
Tier 1 leverage ratio	8.00	8.42	4.00

Market Risk and Interest Rate Sensitivity

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO’s interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and funding sources to achieve an acceptable spread between the Company’s return on its earning assets and its cost of funds.

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2002 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 9.65%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

	One Year Or Less	After One Through Three Years	After Three Years	Total
	(dollars in thousands)
Federal funds sold and interest-bearing deposits with banks	$60,035	$—	$—	$60,035
Investment securities and securities available-for-sale	114,691	47,968	15,453	178,112
Loans, exclusive of nonaccrual loans	406,491	79,924	192,528	678,943

Interest-earning assets	581,217	127,892	207,981	917,090

Interest-bearing deposits	322,229	181,318	54,128	557,675
Other borrowings	163,406	—	20,000	183,406

Interest-bearing liabilities	485,635	181,318	74,128	741,081

Interest sensitivity gap	$95,582	$(53,426)	$133,853	$176,009

Cumulative interest sensitivity gap	$95,582	$42,156	$176,009

Cumulative interest sensitivity gap as a % of total assets	9.65%	4.25%	17.76%

The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Projected runoff of deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, was computed based upon the most recently proposed decay rate assumptions set forth by the Federal Financial Institutions Examination Council (“FFIEC”). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity dates.

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. Also the Company recognized that for evaluating interest rate risk in the current rate environment, a downward shift of 200 basis points is not practical. As a result, the simulation applied a 100 basis point shift downward and the upward shift remained at 200 basis points. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon and captures optionality factors such as call features imbedded in investment and loan portfolio contracts. Measured based on June 30, 2002 data, the simulation analysis reflects a 0.8% drop in net interest earnings and an 4.0% increase in economic value of equity if rates fall 100 basis points and a 1.2% increase in net interest income and an 18.9% drop in economic value of equity with a 200 basis point increase in rates.

Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools, however, provide a comprehensive evaluation of the Company’s exposure to changes in interest rates, enabling management to control the volatility of earnings.

Material Changes in Financial Condition

Cash and Due from Banks:

Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in the process of collection. As a result of the Company’s cash management services provided to large, sophisticated corporate customers (which includes cash concentration activities and processing coin and currency transactions), the Company’s cash balances may fluctuate more widely on a daily basis and may be higher than industry averages for banks of a similar asset size.

Residential Mortgage Loans Originated for Sale:

The outstanding balance of mortgage loans originated for sale increased $3 million, from $11.4 million at December 31, 2001 to $14.4 million at September 30, 2002, due to an increase in first mortgage origination activity corresponding to the declining interest rate environment.

Loans and Nonperforming Assets:

At September 30, 2002, the Company’s loan portfolio, net of unearned income, totaled $664.7 million, or 67.1% of its total assets of $990.9 million. The most significant categories of loans in the Company’s portfolio were commercial loans, real estate development and construction, residential and commercial mortgages and retail.

Since December 31, 2001, total loans increased $62.5 million, or 10.4%. Commercial loans and real estate development and construction loans rose $42.5 million and $19.7 million, respectively, since December 31, 2001, while other loans declined $300,000.

Commercial loans constitute the largest portion of the Company’s loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space, and generally have maturities of five years or less. At September 30, 2002, commercial loans totaled $196.3 million, or 29.5% of total loans, and commercial mortgages totaled $111.7 million, or 16.8% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Real estate development and construction loans constitute the second largest portion of the Company’s lending activities, totaling $193.8 million at September 30, 2002. A breakdown by type follows:

	Amount	Percent
	(dollars in thousands)
Residential construction(a)	$76,398	39.4%
Residential land development	56,236	29.0%
Residential land acquisition(b)	13,845	7.2%
Commercial land acquisition	11,422	5.9%
Commercial construction	35,894	18.5%

	$193,795	100.0%

(a)	Includes $29.0 million of loans to individuals for construction of primary personal residences.
(b)	Includes $5.2 million of loans to individuals for the purchase of residential building lots.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwellings. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Retail loans, principally loans secured by home equity, represent the third largest component of the Company’s loan portfolio, totaling $149.2 million, or 22.4% of the Company’s total loan portfolio, at September 30, 2002. Of this amount, $135.2 million was comprised of second mortgage loans and home equity lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity lines of credit have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

The following table provides information concerning nonperforming assets and past-due loans:

	September 30, 2002	December 31, 2001	September 30, 2001
	(dollars in thousands)
Nonaccrual loans(a)	$710	$3,230	$3,469
Restructured loans	—	—	244
Other real estate owned	443	1,187	1,764

Total nonperforming assets	$1,153	$4,417	$5,477

Accruing loans past-due 90 days or more	$219	$819	$297

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

At September 30, 2002, nonaccrual loans totaled $710,000, including four commercial relationships with loans totaling $335,000, of which $270,000 was guaranteed by the Small Business Administration; a commercial mortgage loan carried at $172,000; four commercial loans with balances totaling $138,000; and four consumer loans carried at a total of $65,000.

At September 30, 2002, other real estate owned totaled $443,000 and consisted entirely of one residential development project, representing the Company’s 75% ownership interest. The Company entered into a contract with a third party contractor to manage the completion of the development work, which was substantially complete at September 30, 2002. As of that date, the remaining 19 townhouse lots were under contract of sale to a residential builder with a takedown schedule that extended through September 2003.

Impaired loans at September 30, 2002 totaled $645,000, of which $223,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At September 30, 2002, specific reserves assigned to impaired loans totaled $8,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s monthly evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The Allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for estimated losses stemming from uncollectible interest because the Company generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing the Allowance with respect to the Company’s commercial loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the Company’s internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required Allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on management’s seasoned judgment. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and real estate (construction and non-residential mortgage) portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At September 30, 2002, the Allowance was 1.33% of total loans, net of unearned income. The Allowance at September 30, 2002 is considered by management to be sufficient to address the credit risk in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Nine Months Ended September 30,
	2002	2001
	(dollars in thousands)
Allowance for credit losses—beginning of period	$8,024	$7,026
Provision for credit losses	800	1,010
Charge-offs	(439)	(567)
Recoveries	455	190

Allowance for credit losses—end of period	$8,840	$7,659

Allowance as a percentage of loans receivable, net of unearned income	1.33%	1.33%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more(a)	950.54%	191.00%

(a)
There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk. As of September 30, 2002, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $80,000. This reserve, like the allowance for credit losses, is reviewed quarterly to assess its adequacy.

RESULTS OF OPERATIONS

The Company reported earnings for the nine months ended September 30, 2002 of $7.39 million, or $1.02 per diluted common share, compared to $6.14 million, or $.85 per diluted share, for the same period in 2001, representing an increase of 20.4%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the nine months ended September 30, 2002 was 1.12%, compared to 1.01% for the corresponding period in 2001. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2002 was 13.72%, compared to 12.27% for the corresponding period in 2001.

Net Interest Income

The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) declined from 4.60% for the nine months ended September 30, 2001 to 4.43% for the same period in 2002. This decrease of 17 basis points was the result of the unprecedented decline in interest rates during 2001. Specifically, the targeted short-term interest rate, as established by the FRB, decreased 475 basis points over the course of eleven adjustments during 2001, which resulted in a decline in the prime rate of interest from 9.50% on January 1, 2001 to 4.75% at December 31, 2001 and at September 30, 2002. Net interest income on a tax-equivalent basis, however, increased $1.50 million, from $26.01 million for the nine months ended September 30, 2001 to $27.51 million for the same period in 2002. This increase was the result of both volume increases, primarily in the loan portfolio and the falling rates on the portfolio of certificates of deposit as maturing certificates repriced at lower levels. The following table provides further analysis of net interest income:

	Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
	Increase (Decrease)	Increase/(Decrease) Due to(a)
		Rate	Volume
	(dollars in thousands)
Interest income:
Loans(b)(c)	$(3,816)	$(8,421)	$4,605
Investment securities and securities available-for-sale(c)	(991)	(1,691)	700
Federal funds sold and interest-bearing deposits with banks	(812)	(406)	(406)

Total interest income	(5,619)	(10,518)	4,899

Interest expense:
Deposits	(6,136)	(6,159)	23
Borrowings	(986)	(1,776)	790

Total interest expense	(7,122)	(7,935)	813

Net interest income	$1,503	$(2,583)	$4,086

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Interest income decreased $5.6 million primarily as a result of the decrease in rates; the decline was mitigated by an increase in average interest-earning assets of $75.8 million, or 10.0%, during the nine months ended September 30, 2002, compared to the same period in 2001. The prime contributor to this increase in earning assets was loan growth, as average loans increased from $566.5 million for the nine months ended September 30, 2001 to $644.4 million in 2002, a 13.8% increase. During the same period, average investments increased $15.7 million, which was offset by a decline in federal funds sold of $17.8 million. The average taxable-equivalent yield on interest-earning assets, however, decreased from 7.99% for the nine months ended September 30, 2001 to 6.35% for the same period in 2002.

Interest expense declined $7.1 million. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 4.17% for the nine months ended September 30, 2001 to 2.43% for the same period in 2002. However, average interest-bearing liabilities increased from $612.2 million for the nine months ended September 30, 2001 to $659.6 million for the same period in 2002, an increase of $47.4 million, or 7.7%. This growth was primarily in short-term borrowings, which includes customer funding in the form of commercial paper and repurchase agreements. This growth in interest-bearing funds somewhat mitigated the effect of the rate decreases.

Net interest income for the nine months ended September 30, 2002 was also affected by a change in the mix of interest-earning assets as loans, the Company’s highest yielding assets, on average increased as a percentage of interest-earning assets from 74.9% for the nine months ended September 30, 2001 to 77.5% for the same period in 2002. A change in the mix of interest-bearing liabilities was also a factor, as average certificates of deposit, the Company’s highest-paying deposit product, fell from 44.4%

of average interest-bearing liabilities for the nine months ended September 30, 2001 to 41.7% for the same period of 2002.

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

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balances(a)	Interest	Rate	Average Balances(a)	Interest	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(b)(c)	$644,450	$32,719	6.79%	$566,535	$36,535	8.62%
Investment securities and securities available-for-sale	175,660	6,644	5.06%	159,950	7,636	6.38%
Federal funds sold and interest- bearing deposits with banks	11,105	140	1.69%	28,960	951	4.40%

Total interest-earning assets	831,215	39,503	6.35%	755,445	45,122	7.99%

Noninterest-earning assets:
Cash and due from banks	33,412			31,842
Property and equipment, net	9,965			11,122
Other assets	17,037			18,213
Less: allowance for credit losses	(8,545)			(7,393)

Total assets	$883,084			$809,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$71,981	130	0.24%	$60,728	241	0.53%
Savings accounts	71,473	582	1.09%	63,825	982	2.06%
Money market accounts	98,288	1,128	1.53%	109,840	2,633	3.20%
Certificates of deposit	274,931	7,884	3.83%	271,932	12,004	5.90%
Short-term borrowings	122,890	1,466	1.59%	85,911	2,437	3.79%
Long-term borrowings	20,000	799	5.34%	20,000	814	5.44%

Total interest-bearing liabilities	659,563	11,989	2.43%	612,236	19,111	4.17%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	145,959			122,293
Other liabilities	5,529			7,801
Stockholders’ equity	72,033			66,899

Total liabilities and stockholders’ equity	$883,084			$809,229

Net interest income		$27,514			$26,011

Net interest spread			3.92%			3.82%

Net interest margin			4.43%			4.60%

(a)	Average balances are calculated as the daily average balances.
(b)
Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $894,000 and $805,000 for the nine months ended September 30, 2002 and 2001, respectively.

(c)	Interest on tax-exempt loans is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

        In the third quarter of 2002, net interest income on a tax-equivalent basis rose $1.1 million, from $8.4 million in 2001 to $9.5 million in 2002, as the cost of interest-bearing liabilities continued to decline with the downward repricing of all deposit categories. Average earning assets grew $118.5 million, or 15.7%, from $755.3 million for the three months ended September 30, 2001 to $873.8 million for the same period in 2002. Average interest-bearing liabilities grew only $84.4 million, or 13.9%, from $608.1 million to $692.5 million. The net interest margin for the third quarter declined seven basis points from 4.40% in 2001 to 4.33% in 2002.

Noninterest Income

Noninterest income totaled $4.9 million for the nine months ended September 30, 2002, as compared to $4.2 million for the corresponding period in 2001. The $810,000 increase in noninterest income during the first nine months of 2002 as compared to the same period of 2001 was due to an increase in fees charged for services of $447,000 and gains on sales of mortgage loans, net of costs, of $540,000. Fees charged for services increased due to continued business development and a significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid. Net gains on the sales of mortgage loans rose due to a $45.1 million or 64.3% increase in the volume of loans sold. Also, during the quarter ended September 30, 2002, the Bank realized a gain of $53,000 on the sale of its $1.8 million credit card portfolio.

For the three months ended September 30, noninterest income rose $142,000, or 9.1%, from $1,558,000 in 2001 to 1,700,000 in 2002, also the result of increases in fees charged for services and gains on sales of mortgage loans, and the gain on the sale of the credit card portfolio.

Noninterest Expense

Noninterest expense increased $137,000 or 0.7% for the nine months ended September 30, 2002, as compared to the same period in 2001. A significant decline of $467,000 in professional fees was the result of the settlement of a legal matter involving the Bank, which is more fully discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading of “Legal Proceedings,” and a recovery of legal expenses totaling $118,000 associated with prior foreclosure actions. Other decreases included occupancy and equipment costs of $156,000 and $284,000, respectively, the result of closing an office and of restructuring technical support for the Bank’s internal computer network. Salaries and benefits, the largest component of noninterest expense, rose $486,000, or 4.7%, which was primarily the result of merit increases and a 7.7% growth in full-time equivalent employees. Included also in the increase in salary costs was an increase of $79,000 in deferred compensation plan costs. The plan is an unfunded plan partially offering a phantom stock account as one of two investment options. As a result of an increase in the price of the Company’s common stock, from $16.40 at December 31, 2001 to $18.87 at September 30, 2002, an additional accrual of $129,000 was necessary for the nine months ended September 30, 2002. For the same period on 2001, the accrual was $50,000, as the stock price rose from $14.71 at December 31, 2000 to $15.01 at September 30, 2001. Marketing and data processing costs increased as new and/or enhanced products and services were implemented and as transaction volumes increased. Other noninterest expense rose $117,000 or 4.6% primarily the result of an $80,000 provision to establish a reserve for loss on financial instruments with off-balance-sheet risk.

Noninterest expense rose $97,000, or 1.5%, for the three months ended September 30, 2002, as compared to the same period in 2001. Increases in marketing costs of $144,000, and loan processing costs of $50,000, and the provision of $80,000 mentioned above were offset somewhat by decreases in occupancy and equipment costs and professional fees.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-14(c) and 240.15d-14(c)) are effective based on their evaluation of these controls and procedures as of November 7, 2002. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Effective February 14, 2002, the parties to the class action interpleader lawsuit (The Columbia Bank vs. Network 1 Financial Corporation, et.al., Civil Action No. WMN-00-CV1002 in the United States District Court for the District of Maryland, Northern Division), described more fully in the Form 10-Q dated March 31, 2000 and subsequent filings in Forms 10-Q and 10-K, entered into a binding settlement agreement. Effective April 24, 2002, the parties dismissed, with prejudice, all claims and counter claims. Also during April 2002, the Bank received $150,000, representing refunds that it paid to persons who had their accounts debited, and $189,000, representing partial reimbursement for its attorney’s fees and expenses.

The Bank is a named defendant in a complaint filed with the Superior Court of the District of Columbia, Civil Division (Maddox, R. vs Shrader, M. et.al.; Civil Action No. 02ca008882) which alleges slander. In addition, the Bank has indemnified another financial institution with regard to a related civil action filed by the same plaintiff, alleging that $242,000 was wrongfully withheld and withdrawn from the plaintiff’s account. The plaintiff is seeking damages totaling $10 million. The Bank believes each of the complaints to be without merit and intends to vigorously defend itself.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

On September 26, 2002, the Board of Directors of the Company declared a $.11 per share cash dividend to common stockholders of record on October 11, 2002, payable October 24, 2002.

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

COLUMBIA BANCORP PRINCIPAL EXECUTIVE OFFICER:

/s/ JOHN M. BOND
John M. Bond, Jr. President and Chief Executive Officer

Date: November 13, 2002

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ JOHN A. SCALDARA, JR.
John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

Date: November 13, 2002

CERTIFICATIONS

I, John M. Bond, President and Chief Executive Officer, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Columbia Bancorp;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President and Chief Executive Officer

Date: November 13, 2002

I, John A. Scaldara, Jr., Executive Vice President, Corporate Secretary and Chief Financial Officer, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Columbia Bancorp;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN A. SCALDARA, JR.
John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

Date: November 13, 2002