Form 10-K
period 2002-12-31
COLUMBIA BANCORP
filed 2003-03-26
CIK 834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-24302

COLUMBIA BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1545782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10480 Little Patuxent Parkway

Columbia, Maryland 21044

(Address of principal executive offices) (zip code)

410-465-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

[cover page 1 of 2 pages]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, par value $0.01 per share:
Market value held by non-affiliates based on the closing sales price at June 28, 2002	$135,518,047

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share:
Shares outstanding at March 14, 2003	7,116,069

Documents Incorporated by Reference:

Portions of Annual Report to Stockholders for Fiscal Year Ended December 31, 2002, incorporated by reference into Part II.
Portions of Definitive Proxy Statement dated April 16, 2003, incorporated by reference into Part III.

[cover page 2]

PART I

PART I

ITEM 1. BUSINESS

General

Columbia Bancorp (the “Company”), a bank holding company, was incorporated in November, 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company organized The Columbia Bank (the “Bank”) as a Maryland trust company in May 1988. The Bank currently accounts for substantially all of the Company’s assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is headquartered in Columbia, Maryland and as of December 31, 2002 had a total of twenty-four branch locations in Maryland with ten branch locations in Howard County; four branch locations in Baltimore County; two branch locations in Baltimore City; five branch locations in Prince George’s County; and three branch locations in Montgomery County. The Bank also has mortgage and commercial loan origination and investment services offices in Howard, Baltimore, Prince George’s and Montgomery Counties, Maryland. Wholly owned subsidiaries of the Bank include McAlpine Enterprises, Inc., Howard I, LLC and Howard II, LLC, which are used primarily to manage properties acquired through foreclosure, and Columbia Leasing, Inc., which is an inactive commercial leasing company. At December 31, 2002, the Company had total assets of $982.0 million, total loans, net of unearned income, of $664.8 million, total deposits of $730.6 million and stockholders’ equity of $76.9 million.

The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. These customers are primarily individuals and small- and medium-sized businesses. The Bank’s business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

The executive offices of the Company and the principal office of the Bank are located at 10480 Little Patuxent Parkway, Columbia, Maryland 21044, telephone number (410) 465-4800. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 10-K, respectively, proxy materials on Schedule 14-A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.thecolumbiabank.com. To access the SEC reports, click on “Investor Relations” – “Corporate Profile” – “Documents”. The SEC also maintains an Internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request.

Services of the Bank

The Bank provides comprehensive and service-intensive commercial and retail banking services to individuals and small- and medium-sized businesses. The following types of services are offered by the Bank:

Commercial Services:

•	Loans, including a wide range of demand, term, and time loans, loans for real estate acquisition, development and construction, and equipment, inventory and accounts receivable financing. Also, the Bank is a Preferred SBA lender and is involved in government contract financing.

•	Cash management, including automatic overnight investment of funds.

•	Certificates of deposit and other interest-bearing accounts.

•	Direct deposit of payroll.

•	Letters of credit.

•	Internet banking.

•	Electronic statement with imaged items.

Retail Services:

•	Transaction accounts, including checking and NOW accounts.

•	Savings accounts.

•	Certificates of deposit.

•	Individual retirement accounts.

•	24-hour automated teller machines with access to major network systems.

•	24-hour telephone banking.

•	Internet Banking with imaged items.

•	Electronic statements with imaged items.

•	Installment and home equity loans and lines of credit.

•	Residential construction and first mortgage loans.

•	VISA® credit and debit cards (credit cards provided through third-party affiliation).

•	Travelers checks, money orders and safe deposit boxes.

•	Investment services (provided through third-party affiliation).

The Bank does not now exercise general trust powers.

Lending Activities

General. At December 31, 2002, the Company’s loan portfolio, net of unearned income, totaled $664.8 million, representing 67.7% of its total assets of $982.0 million. The categories of loans in the Company’s portfolio are commercial, including lease receivables, real estate development and construction, residential real estate mortgage, commercial real estate mortgage, and consumer.

Loan Portfolio Composition. The following table sets forth the Company’s loans by major categories as of December 31, 2002:

	Amount	Percent
	(dollars in thousands)
Commercial, including leases	$198,223	29.8%
Real estate – development and construction (1)	187,063	28.1
Real estate – mortgage:
Residential	13,779	2.1
Commercial	122,458	18.4
Consumer:
Retail (2)	143,359	21.5
Other	388.1

Total loans	$665,270	100.0%

(1)	At December 31, 2002, loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $35.6 million.
(2)	Includes $130.7 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Commercial Loans and Lease Receivables. The Company originates secured and unsecured loans and leases for business purposes. Commercial business loans are made to provide working capital to businesses generally in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. At December 31, 2002, $198.2 million or 29.8% of the Company’s total loan portfolio consisted of commercial business loans. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 2002:

	Amount	Percent
	(dollars in thousands)
Residential construction (1)	$72,793	38.9%
Residential land development	55,065	29.5
Commercial construction	33,745	18.0
Land acquisition (2)	25,460	13.6

	$187,063	100.0%

(1)	Includes $30.6 million of loans to individuals for construction of primary personal residences.
(2)	Includes $5.0 million of loans to individuals for the purchase of residential building lots, $9.0 million of loans for the acquisition of property for residential development, and $11.4 million of loans for the acquisition of property for commercial development.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. The Company dispurses residential real estate development and construction loan funds periodically as pre-specified stages of completion are confirmed based upon site inspections. Interest rates on these loans are usually adjustable.

Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 2002, loans to individuals for the construction of primary personal residences accounted for $30.6 million of the $72.8 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of six to twelve months. The remaining $42.2 million of residential construction loans represented loans to residential builders. Approximately 81.5% of the units under construction were for residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 2002, totaling $55.1 million or 29.5% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are generally extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, generally for a period of up to 36 months. In addition, residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

The Company also makes commercial construction loans, which totaled $33.7 million, or 18.0% of the real estate development and construction portfolio at December 31, 2002. These loans are generally extended to borrowers who are experienced in the construction field and who possess adequate financial resources in relation to their commitments and obligations. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing. The Company’s portfolio growth objectives do not include speculative commercial construction projects or projects lacking reasonable proportionate sharing of risk.

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

Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 2002, $13.8 million or 2.1% of the Company’s total loan portfolio consisted of residential mortgage loans.

For any loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as general liability, fire and extended coverage casualty insurance protecting the properties securing the loans are required. The Company may require borrowers to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. Outside appraisers approved by the Company appraise the properties securing all of the residential mortgage loans originated by the Company.

Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2002, $122.5 million or 18.4% of the Company’s total loan portfolio consisted of commercial mortgage loans. Such loans are primarily secured by office buildings, retail buildings, warehouse and general-purpose business space. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less.

The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company’s general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Consumer Loans. At December 31, 2002, $143.4 million or 21.5% of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $86.3 million and $44.4 million, respectively, at December 31, 2002.

Home equity loans and lines of credit are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

Other Loans. At December 31, 2002, other loans totaled $388,000, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

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

Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank’s principal market may increase, and a consolidation of financial institutions in Maryland may occur.

Regulation

The Company is registered as a bank holding company, under the Bank Holding Company Act of 1956. As such, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Company regarding the acquisition of stock or assets of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

The Bank is subject to supervision, regulation and examination by the Bank Commissioner of the State of Maryland and the FDIC. Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC-insured depository institutions.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial” subsidiaries in certain of the activities permitted for financial holding companies. To date, the Company has not elected financial holding company status.

Due to the extensive regulation of the commercial banking business in the United States, the Company is particularly susceptible to changes in federal and state legislation and regulations.

Governmental Monetary Policies and Economic Controls

The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U. S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company’s earnings will be impacted by movement in interest rates, as discussed in “Management’s Discussion and Analysis – Market Risk and Interest Rate Sensitivity” on pages 19 through 22 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

Employees

At December 31, 2002, the Company and the Bank had 355 employees of whom 82 were officers, 287 were full-time employees and 68 were part-time employees. The Company believes its employee relations are good.

ITEM 2. P ROPERTIES

The Company owned the following properties at December 31, 2002, at a combined book value of $3.5 million:

Location	Description
Ellicott City 9151 Baltimore National Pike Ellicott City, MD 21042	Primary branch location, including additional administrative offices.

Long Gate 4450 Long Gate Parkway Ellicott City, MD 21043	Full-service branch; subject to a ground lease expiring February 2037, assuming that the Company exercises all extension options.

Timonium 67 West Aylesbury Road Timonium, MD 21093	Full-service branch; subject to a ground lease expiring October 2029, assuming that the Company exercises all extension options.

Columbia Town Center 10480 Little Patuxent Parkway Columbia, MD 21044	Detached drive-through branch; subject to a ground lease expiring May 2013, assuming that the Company exercises all extension options.

River Hill 6030 Daybreak Circle Clarksville, MD 21029	Detached drive-through branch; subject to a ground lease expiring November 2017, assuming that the Company exercises all extension options.

Capitol Heights 8703 Central Avenue Capitol Heights, MD 20743	Full-service branch.

The Company leased the following facilities at December 31, 2002, at an aggregate annual rental of $2.3 million, net of income from the Company’s sublease of a portion of the Columbia Town Center location:

Location	Description	Lease Expiration Date*
Beltsville 10421 Baltimore Boulevard Beltsville, MD 20705	Full-service branch	May 2021

Bethesda 7900 Wisconsin Avenue Bethesda, MD 20814	Full-service branch and commercial lending office	September 2006

Blakehurst 1055 West Joppa Road Towson, MD 21204	Limited-service branch	October 2003

Bowie 4201 Northview Drive Bowie, MD 20716	Full-service branch	April 2017

Clinton 7600 Old Branch Avenue Clinton, MD 20735	Full-service branch	December 2008

Columbia Town Center 10480 Little Patuxent Parkway Columbia, MD 21044	Full-service branch and commercial lending office	May 2013

Cross Keys 5100 Falls Road, Suite 96 Baltimore, MD 21210	Full-service branch	November 2005

Edenwald 800 Southerly Road Baltimore, MD 21286	Limited-service branch	December 2008

Ellicott City 9171 Baltimore National Pike Ellicott City, MD 21042	Administrative offices	August 2003

Greenbelt 7505 Greenway Center Drive Greenbelt, MD 20768	Full-service branch and commercial lending office	May 2006

Harmony Hall 6336 Cedar Lane Columbia, MD 21044	Limited-service branch	November 2003

Harper’s Choice 5485 Harper’s Farm Road Columbia, MD 21044	Full-service branch	March 2005

Heaver Plaza 1301 York Road Lutherville, MD 21093	Full-service branch and commercial lending office	February 2011

*	Expiration date, assuming that the Company exercises all extension options.

Location	Description	Lease Expiration Date*
Oakland Mills 5880 Robert Oliver Place Columbia, MD 21045	Full-service branch	September 2023

River Hill 6030 Daybreak Circle Clarkesville, MD 21029	Full-service branch	November 2017

Rockville 1903 Research Boulevard Rockville, MD 20850	Full-service branch	November 2008

Roland Park Place 830 West 40th Street Baltimore, MD 21211	Limited-service branch	January 2007

Sterrett Place 5585 Sterrett Place, Suite 100 Columbia, MD 21044	Administrative offices	May 2003

Vantage House 5400 Vantage Point Road Columbia, MD 21044	Limited-service branch	June 2009

West Friendship 12800 Route 144 West Friendship, MD 21794	Full-service branch	December 2012

White Flint 11414 Rockville Pike Rockville, MD 20852	Full-service branch	December 2007

Wilde Lake 10451 Twin Rivers Road Columbia, MD 21044	Full-service branch	June 2012

*	Expiration date, assuming that the Company exercises all extension options.

In January 2003, the Company signed an agreement to lease space for its administrative offices in Gateway Corporate Park located in Columbia, Maryland. The lease commences in May 2003 and will expire in May 2013. The facility will support the administrative, operational, and lending offices currently located in the Sterrett Place, Ellicott City and Columbia Town Center facilities.

ITEM 3. LEG AL PROCEEDINGS

The Bank is a named defendant in a complaint filed on October 11, 2002 with the Superior Court of the District of Columbia, Civil Division (Maddox, R. vs Shrader, M. et.al.; Civil Action No. 02ca008882) which alleges, among other things, slander and conspiracy. In addition, the Bank has indemnified another financial institution with regard to a related civil action filed by the same plaintiff, alleging that $242,000 was wrongfully withheld and withdrawn from the plaintiff’s account. The plaintiff is seeking damages totaling $10 million. The Bank believes each of the complaints to be without merit and intends to vigorously defend itself.

The Company is also party to legal actions which are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4. SUBMISSI ON OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKE T FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth by reference to the information appearing under the captions “Dividends and Common Stock” on page 47 and “Recent Common Stock Prices” on page 53 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith. Information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K.

ITEM 6. SELECT ED FINANCIAL DATA

The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption “Selected Financial Highlights” on page 8 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item as to the Company is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 9 through 26 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 7A. QUANT ITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis – Market Risk and Interest Rate Sensitivity” on pages 21 through 24 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 8. FINANCIAL STAT EMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item as to the Company and the Independent Auditors’ Report thereon is incorporated by reference to the 2002 Annual Report to Stockholders included in Exhibit 13.1, pages 28 through 51, filed herewith. The supplementary data required by this Item as to the Company is incorporated by reference to the information appearing under the caption “Selected Quarterly Financial Data” on page 52 of the 2002 Annual Report to Stockholders included in Exhibit 13.1 filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been neither changes in nor disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company and beneficial ownership reporting compliance is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

The following information is supplied with respect to Mr. Bond and to the other executive officers of the Company and the Bank who do not serve on the Board of Directors. Each such officer serves at the pleasure of the Board and is appointed annually. Each person’s principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. “Age” is that as of March 15, 2003.

Name	Age	Position with the Company and the Bank
John M. Bond, Jr.	59	President and Chief Executive Officer of the Company and the Bank and Treasurer of the Company.
Michael T. Galeone	54	Executive Vice President of the Bank.
Stephen A. Horvath	53	Executive Vice President of the Bank
Brian K. Israel	37	Executive Vice President of the Bank
Adelbert D. Karfonta	57	Executive Vice President of the Bank
Robert W. Locke	57	Executive Vice President of the Bank.
Scott C. Nicholson	41	Executive Vice President of the Bank
John A. Scaldara, Jr.	39	Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank.

Mr. Bond has over 30 years of experience in the banking industry, holding senior positions with the Bank, Chase Bank of Maryland and The First National Bank of Maryland. Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. He has held the position of President and Chief Executive Officer since the Company was formed. Mr. Bond is an active volunteer in his community, having worked with various organizations involved in education, health and community development in both Howard County and Baltimore. Mr. Bond is a graduate of Harvard College (A.B.) and Columbia University (M.B.A. and J.D.). He has been admitted to the New York State Bar. Mr. Bond served as Chairman of the Maryland Bankers’ Association during 2001-2002.

Mr. Galeone directs the Retail Banking Group of the Bank, which includes branch operations, consumer lending, investment services, and marketing. He has in excess of 31 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone joined the Company in February 1988 and was elected Executive Vice President in March 1992. He is actively involved in civic and professional affairs. Mr. Galeone is currently past Chairman of the Board of the Howard County Chamber of Commerce, a member of the Howard County Spending Affordability Committee and the Treasurer and a member of the Board for the Economic Development Authority for Howard County, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University, Institute of Technology.

Mr. Horvath directs the commercial banking activity in the Washington Suburban Region of the Bank. He has been an Executive Vice President with the Company since the merger with Suburban in March 2000. Prior to the merger, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and President and Chief Executive Officer of Suburban Bank from January 1997 to March 2000. In his 32-year banking career, he has also held positions with Crestar, First Union National Bank, and National City Bank. Mr. Horvath is active in civic affairs. Currently he is a member of the County Executive’s Advisory Council of Montgomery County and the Finance Committee of the Prince George’s Chamber of Commerce. Previously he served as Chairman of the Business Loan Fund of Montgomery County, Chairman of the Prince George’s United Way Campaign and a member of the Board of Directors of the Prince George’s Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.), the Stonier Graduate School of Banking and Leadership Maryland.

Mr. Israel, with 15 years of corporate finance experience, directs the commercial banking activity in the Howard County Region of the Bank. He has been with the Company since October 1997 and was elected Executive Vice President in February 2003. Mr. Israel is active in the community with current Board positions with the Jim Rouse Entrepreneurial Fund, Family and Children Services, and Howard Community College Grand Prix. Mr. Israel also teaches part-time for the MBA program at Loyola College. A CPA, Mr. Israel earned a BA from the University of Maryland and an MBA from Loyola College.

Mr. Karfonta directs the branch operations of the Bank, as well as investment services and marketing. He has over 27 years of experience in the financial services industry. He has held several executive positions with Household International Corporation in both the banking division and the finance division. Mr. Karfonta joined the Company in July 1995 and was elected Executive Vice President in February 2001. He is actively involved in the Howard County community, serving as a Director of the Roland Park Retirement Community, as a member the Advisory Board of the Howard County Chamber of Commerce and the Howard County Community College, and as a member of the Howard County Tourism Board and Educational Partnerships. Mr. Karfonta is also active in various programs supporting youth mentoring. He is a graduate of the University of Baltimore (B.A.) and attended the Robert G. Merrick School of Business.

Mr. Locke directs the commercial banking activity in the Baltimore Region of the Bank. He has over 27 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke has been with the Company since February 1988 and was elected Executive Vice President in January 1999. He is actively involved in civic and professional affairs, serving as past Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Baltimore Chamber Orchestra and the Hunt Valley Business Forum. Mr. Locke is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 19 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen’s Investment Corporation. Mr. Nicholson joined the Company in August 1993 and was elected Executive Vice President in November 1999. He is actively involved in civic and professional affairs, serving with various organizations including the Soccer Association of Columbia/Howard County and as Director of Development Guaranty Group of Montgomery County, Inc., a subsidiary of Maryland National Capital Building Industry Association. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

Mr. Scaldara directs the Corporate Services Group of the Bank and the Company, including accounting, finance, information technology, loan administration, transaction processing activities, human resources and investor relations. He has been a Certified Public Accountant since 1985. Prior to joining the Company in March 1989, Mr. Scaldara held various staff accounting and consulting positions with KPMG LLP in Baltimore. He is a graduate of Loyola College (B.A.). Mr. Scaldara has served as Secretary and Chief Financial Officer of the Company and the Bank since January 1991 and was elected Executive Vice President in January 1997.

ITEM 11. EXECUTI VE COMPENSATION

The information required by this Item is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLD ER MATTERS

The information required by this Item is incorporated by reference to the information appearing under the captions “Beneficial Ownership of Executive Officers, Directors and Nominees” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 13. CERTAIN REL ATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders included in Exhibit 99.1 filed herewith.

ITEM 14. C ONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-14(c) and 240.15d-14(c)) are effective based on their evaluation of these controls and procedures as of March 17, 2003. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINA NCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	Filed Documents

	1.	Financial Statements

Columbia Bancorp and Subsidiary:

Independent Auditors’ Report
Consolidated Statements of Condition as of December 31, 2002 and 2001
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits

(2.1)

Plan and Agreement to Merge, dated September 28, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Form 8-K filed by the Company on October 4, 1999 (File No. 000-24302).

(2.2)

First Amendment to Plan and Agreement to Merge, dated November 24, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(3.1)

Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

		(3.1a)*	Articles Supplementary dated September 27, 1999.

(3.2a)

Amended, Corrected and Restated By-laws of the Company, as of March 8, 2000, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 000-24302).

(10.1)

Form of the Company’s 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.1a)

Amendment dated September 28, 1998 to the Company’s 1987 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.2)

Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.3)

Form of Non-Qualified Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.4)

Form of the Company’s 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.5)

Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.6)

Form of the Company’s Incentive Stock Option Agreement for use under the 1997 Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.7)

Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.7a)

Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.7b)*	Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr.

(10.8)

Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.8a)

Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9)

Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.9a)

Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.10)

Form of Employment Agreement dated February 26, 1999 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.11)

Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.11a)*	Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addenda thereto.

(10.11b)*

Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for John M. Bond, Jr.

(10.11c)*

Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta.

(10.12)

Data Processing agreements by and between the Bank and M&I Data Services, Inc., including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.13)

Form of the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-32359).

(10.13a)

Amendment dated September 28, 1998 to the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.13b)*	Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended.

(10.13c)*	Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amemded.

(10.14)

Form of Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(10.14a)*	Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr.

(10.15)

Form of Employment Agreement with Stephen A. Horvath dated September 28, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

(10.16)

Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 000-24302).

(10.17)

Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000 (File No. 000-24302).

(10.18)

Columbia Bancorp 401(k) Plan and Trust dated January 1, 1989, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed on July 29, 1997.

(10.18a)*	Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust.

(10.18b)*	Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01.

(10.18c)*	Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002.

(10.19)*	Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson, and Adelbert D. Karfonta.

(13.1)*	2002 Annual Report to Stockholders (filed herein as Exhibit 13.1).

(21.1)	List of Subsidiaries of the Company

Name	State of Incorporation	Owned by	Percentage Ownership
The Columbia Bank	Maryland	Columbia Bancorp	100%
McAlpine Enterprises, Inc.	Maryland	The Columbia Bank	100%
Howard I, LLC	Maryland	The Columbia Bank	100%
Howard II, LLC	Maryland	The Columbia Bank	100%
Columbia Leasing, Inc.	Maryland	The Columbia Bank	100%

(23.1)*	Consent of Independent Auditors (filed herein as Exhibit 23.1).

(99.1)	Notice of the 2003 Annual Meeting of Stockholders, Proxy Statement for the 2003 Annual Meeting of Stockholders and the 2003 Form of Proxy (filed herein as Exhibit 99.1).

(99.2)*	Certification by the Principal Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)*	Certification by the Principal Financial Officer required by Section 906 the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Note: Exhibits 10.1 through 10.19, with the exception of 10.12, relate to management contracts or compensatory plans or arrangements.

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Bancorp (Registrant)

March 25, 2003	By:	/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WINFIELD M. KELLY, JR. Winfield M. Kelly, Jr.	Chairman of the Board	3/25/03

/s/ JAMES R. MOXLEY, JR. James R. Moxley, Jr.	Vice Chairman of the Board	3/25/03

/s/ HERSCHEL L. LANGENTHAL Herschel L. Langenthal	Chairman of the Executive Committee	3/25/03

/s/ JOHN M. BOND, JR. John M. Bond, Jr.	President, Chief Executive Officer and Treasurer	3/25/03

/s/ JOHN A. SCALDARA, JR. John A. Scaldara, Jr.	Secretary and Chief Financial Officer	3/25/03

/s/ ANAND S. BHASIN Anand S. Bhasin	Director	3/25/03

/s/ ROBERT R. BOWIE, JR. Robert R. Bowie, Jr.	Director	3/25/03

Signature	Title	Date

/s/ GARNETT Y. CLARK, JR. Garnett Y. Clark, Jr.	Director	3/25/03

/s/ HUGH F.Z. COLE, JR. Hugh F.Z. Cole, Jr.	Director	3/25/03

/s/ G. WILLIAM FLOYD G. William Floyd	Director	3/25/03

/s/ WILLIAM L. HERMANN William L. Hermann	Director	3/25/03

/s/ CHARLES C. HOLMAN Charles C. Holman	Director	3/25/03

/s/ CARL D. JONES Carl D. Jones	Director	3/25/03

/s/ RAYMOND G. LAPLACA Raymond G. LaPlaca	Director	3/25/03

Morris A. Little	Director	3/25/03

/s/ HARRY L. LUNDY, JR. Harry L. Lundy, Jr.	Director	3/25/03

Richard E. McCready	Director	3/25/03

/s/ KENNETH H. MICHAEL Kenneth H. Michael	Director	3/25/03

Signature	Title	Date

/s/ JAMES R. MOXLEY, III James R. Moxley, III	Director	3/25/03

Vincent D. Palumbo	Director	3/25/03

/s/ MARY S. SCRIVENER Mary S. Scrivener	Director	3/25/03

Lawrence A. Shulman	Director	3/25/03

/s/ MAURICE M. SIMPKINS Maurice M. Simpkins	Director	3/25/03

/s/ ROBERT N. SMELKINSON Robert N. Smelkinson	Director	3/25/03

/s/ THEODORE G. VENETOULIS Theodore G. Venetoulis	Director	3/25/03

CERTIFICATIONS

I, John M. Bond, President and Chief Executive Officer, certify that:

1)	I have reviewed this annual report on Form 10-K of Columbia Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President and Chief Executive Officer

I, John A. Scaldara, Jr., Executive Vice President, Corporate Secretary and Chief Financial Officer, certify that:

1)	I have reviewed this annual report on Form 10-K of Columbia Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, the involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JOHN A. SCALDARA, JR.
John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

Exhibit Index

(3.1a)	Articles Supplementary dated September 27, 1999.

(10.7b)	Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr.

(10.11a)	Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addendums thereto.

(10.11b)

Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addendums thereto, for John M. Bond, Jr.

(10.11c)

Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addendums thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta.

(10.13b)	Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended.

(10.13c)	Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended.

(10.14a)	Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr.

(10.18a)	Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust .

(10.18b)	Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01.

(10.18c)	Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002.

(10.19)	Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson, and Adelbert D. Karfonta.

(13.1)	2002 Annual Report to Stockholders (filed herein as Exhibit 13.1).

(99.1)	Notice of the 2003 Annual Meeting of Stockholders, Proxy Statement for the 2003 Annual Meeting of Stockholders and the 2003 Form of Proxy.

(99.2)	Certification by the Principal Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification by the Principal Financial Officer required by Section 906 the Sarbanes-Oxley Act of 2002.