Form 10-K/A
period 2002-12-31
COLUMBIA BANCORP
filed 2003-03-28
CIK 834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A,

Amendment No. 1

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K  ☐.

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

Documents Incorporated by Reference:

Portions of Annual Report to Stockholders for Fiscal Year Ended December 31, 2002, incorporated by reference into

        Part II.

Portions of Definitive Proxy Statement dated April 16, 2003, incorporated by reference into Part III.

[cover page 2]

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 26, 2003, is being filed for the sole purpose of attaching as an exhibit a revised version of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders (filed as Exhibit 99.1 hereto). The Proxy Statement has been amended to correct information included in the table entitled “Option Grants in Last Fiscal Year” which appears on page 14 of the attached Proxy Statement. No revisions have been made to the Registrant’s financial statements or any other disclosures contained in the Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

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

(3.1a)

Articles Supplementary dated September 27, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

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

(10.7b)

Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

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

(10.11a)

Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11b)

Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11c)

Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

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

(10.13b)

Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13c)

Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.14)

Form of Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(10.14a)

Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

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

(10.18a)

Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18b)

Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18c)

Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19)

Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson, and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(13.1)

2002 Annual Report to Stockholders, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(21.1)	List of Subsidiaries of the Company

Name	State of Incorporation	Owned by	Percentage Ownership
The Columbia Bank	Maryland	Columbia Bancorp	100%

McAlpine Enterprises, Inc.	Maryland	The Columbia Bank	100%

Howard I, LLC	Maryland	The Columbia Bank	100%

Howard II, LLC	Maryland	The Columbia Bank	100%

Columbia Leasing, Inc.	Maryland	The Columbia Bank	100%

(23.1)

Consent of Independent Auditors, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(99.1) *	Notice of the 2003 Annual Meeting of Stockholders, Proxy Statement for the 2003 Annual Meeting of Stockholders and the 2003 Form of Proxy.

(99.2) *	Certification by the Principal Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3) *	Certification by the Principal Financial Officer required by Section 906 the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Note: Exhibits 10.1 through 10.19, with the exception of 10.12, relate to management contracts or compensatory plans or arrangements.

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Bancorp (Registrant)
PRINCIPAL EXECUTIVE OFFICER

March 27, 2003	By:	/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President, Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

:	By:	/s/ JOHN A. SCALDARA, JR.
John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

CERTIFICATIONS

I, John M. Bond, President and Chief Executive Officer, certify that:

1)	I have reviewed this annual report on Form 10-K/A, Amendment No.1, of Columbia Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 27, 2003

/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President and Chief Executive Officer

I, John A. Scaldara, Jr., Executive Vice President, Corporate Secretary and Chief Financial Officer, certify that:

1)	I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Columbia Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 27, 2003

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