Form 10-Q
period 2003-03-31
COLUMBIA BANCORP
filed 2003-05-13
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24302

COLUMBIA BANCORP

(exact name of registrant as specified in its charter)

Maryland	52-1545782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10480 Little Patuxent Parkway, Columbia, Maryland 21044

(Address of principal executive offices)

(410) 465-4800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,117,289 shares as of May 9, 2003.

COLUMBIA BANCORP

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
Cash and due from banks	$44,107	$37,909
Interest bearing deposits with other banks	216	214
Federal funds sold	78,100	101,248
Investment securities (fair value $107,237 in 2003 and $114,991 in 2002)	105,300	112,545
Securities available-for-sale	40,414	38,953
Residential mortgage loans originated for sale	14,693	10,515
Loan receivables:
Commercial	204,419	198,223
Real estate development and construction	209,647	187,063
Real estate mortgage:
Residential	15,888	13,779
Commercial	121,433	122,458
Retail, principally loans secured by home equity	143,418	143,359
Other	2,071	388

Total loans	696,876	665,270
Less: Unearned income, net of origination costs	554	444
Allowance for credit losses	9,098	8,839

Loans, net	687,224	655,987
Other real estate owned	—	178
Property and equipment, net	6,992	6,974
Prepaid expenses and other assets	16,524	17,479

Total assets	$993,570	$982,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$182,421	$171,182
Interest-bearing deposits	565,106	559,431

Total deposits	747,527	730,613
Short-term borrowings	142,670	147,903
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	4,951	6,563

Total liabilities	915,148	905,079

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,116,369 and 7,109,607 shares, respectively	71	71
Additional paid-in-capital	47,538	47,439
Retained earnings	31,009	29,408
Accumulated other comprehensive income	(196)	5

Total stockholders’ equity	78,422	76,923

Total liabilities and stockholders’ equity	$993,570	$982,002

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2003 and 2002

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Interest income:
Loans	$10,512	$10,448
Investment securities	1,733	2,187
Federal funds sold and interest-bearing deposits with other banks	128	22

Total interest income	12,373	12,657

Interest expense:
Deposits	2,436	3,299
Borrowings	476	762

Total interest expense	2,912	4,061

Net interest income	9,461	8,596
Provision for credit losses	305	77

Net interest income after provision for credit losses	9,156	8,519

Noninterest income:
Fees charged for services	938	861
Gains and fees on sales of mortgage loans, net of costs	630	462
Net income (expense) on other real estate owned	11	(13)
Other	355	316

Total noninterest income	1,934	1,626

Noninterest expense:
Salaries and employee benefits	3,970	3,552
Occupancy, net	924	827
Equipment	448	471
Data processing	410	378
Marketing	232	215
Cash management services	141	139
Professional fees	258	165
Deposit insurance	49	45
Other	767	817

Total noninterest expense	7,199	6,609

Income before income taxes	3,891	3,536
Income tax provision	1,400	1,198

Net income	2,491	2,338
Other comprehensive income, net of tax – unrealized loss on securities available-for-sale	(201)	(158)

Comprehensive income	$2,290	$2,180

Per common share data:
Net income: Basic	$0.35	$0.33
Diluted	0.34	0.32
Cash dividends declared	0.125	0.11

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$2,491	$2,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	413	474
Amortization of loan fee income	(460)	(232)
Provision for credit losses	305	77
Gains and fees on sales of mortgage loans, net of costs	(630)	(462)
Loss on sales/disposals of other assets	—	4
Proceeds from sales of residential mortgage loans originated for sale	64,293	46,512
Disbursements for residential mortgage loans originated for sale	(67,842)	(37,612)
Loan fees deferred, net of origination costs	571	212
Decrease in prepaid expenses and other assets	1,160	90
Decrease in accrued expenses and other liabilities	(1,612)	(651)

Net cash provided by (used in) operating activities	(1,311)	10,750

Cash flows provided by (used in) investing activities:
Net increase in loans	(29,102)	(8,566)
Loan purchases	(6,558)	(7,781)
Loan sales	4,007	2,045
Purchases of investment securities	(21,000)	(23,498)
Purchases of securities available-for-sale	(4,884)	(1,262)
Proceeds from maturities and principal repayments of investment securities	28,206	9,058
Proceeds from maturities and principal repayments of securities available-for-sale	3,098	4,283
Decrease in other real estate owned	—	5
Sales of other real estate owned	178	—
Purchases of property and equipment	(400)	(113)
Increase in cash surrender value of life insurance	(74)	(71)

Net cash used in investing activities	(26,529)	(25,900)

Cash flows provided by (used in) financing activities:
Net increase in deposits	16,914	14,482
Decrease in short-term borrowings	(5,233)	(456)
Cash dividends distributed on common stock	(888)	(780)
Net proceeds from stock options exercised	99	10
Purchase of common stock	—	(158)

Net cash provided by financing activities	10,892	13,098

Net decrease in cash and cash equivalents	(16,948)	(2,052)
Cash and cash equivalents at beginning of period	139,371	45,930

Cash and cash equivalents at end of period	$122,423	$43,878

Supplemental information:
Interest paid on deposits and borrowings	$2,942	$4,126
Income taxes paid	2,180	1,075
Transfer of loans to other real estate owned	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months

ended March 31, 2003 and 2002 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements for Columbia Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. The following table summarizes the pro forma effect on net earnings and earnings per share of common stock using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awarded since 1995.

	March 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002
Net income, as reported	$2,491	$2,338
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	59	45

Pro forma net income	$2,432	$2,293

Net income per common share:
Basic:
As reported	$0.35	$0.33
Pro forma	0.34	0.32
Diluted:
As reported	0.34	0.32
Pro forma	0.33	0.32

Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities and securities available-for-sale at March 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$99,792	$1,829	$—	$101,621
Mortgage-backed securities	3,476	108	—	3,584
Collateralized mortgage obligations	2,032	—	—	2,032

Total	$105,300	$1,937	$—	$107,237

Securities available-for-sale:
Federal agency securities	$12,198	$413	$—	$12,611
Mortgage-backed securities	3,719	169	—	3,888
Collateralized mortgage obligations	4,884	—	—	4,884
Trust preferred stocks	15,899	361	1,076	15,184
Other equity securities	1,073	—	230	843
Investment in Federal Home Loan Bank stock	2,217	—	—	2,217
Other securities	748	39	—	787

Total	$40,738	$982	$1,306	$40,414

The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Unrealized Gross Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$106,317	$2,313	$—	$108,630
Mortgage-backed securities	4,196	133	—	4,329
Collateralized mortgage obligations	2,032	—	—	2,032

Total	$112,545	$2,446	$—	$114,991

Securities available-for-sale:
Federal agency securities	$14,194	$532	$—	$14,726
Mortgage-backed securities	4,566	238	—	4,804
Trust preferred stocks	15,898	292	786	15,404
Other equity securities	1,073	—	309	764
Investment in Federal Home Loan Bank stock	2,217	—	—	2,217
Other securities	998	40	—	1,038

Total	$38,946	$1,102	$1,095	$38,953

NOTE 3 – PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended March 31,
	2003		2002
	Basic	Diluted	Basic	Diluted
Net income	$2,491	$2,491	$2,338	$2,338
Weighted average shares outstanding	7,116	7,116	7,107	7,107
Dilutive securities	—	212	—	123

Adjusted weighted average shares used in EPS computation	7,116	7,328	7,107	7,230

Net income per common share	$0.35	$0.34	$0.33	$0.32

NOTE 4 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse.

The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2003 whose contract amounts represent potential credit risk is as follows:

March 31, 2003
(dollars in thousands)
Commitments to extend credit (a)	$425,043
Standby letters of credit	18,796

(a)	Includes unused lines of credit totaling $357.5 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $67.5 million.

NOTE 5 – NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by accounting principles generally accepted in the United States of America. Certain aspects of SFAS No. 145 were effective January 1, 2003, while other aspects became effective during 2002. The Company does not currently classify gains or losses on extinguishment of debt as extraordinary items.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The statement has had no effect on the Company’s financial statements to date.

Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”) was issued in October 2002 and is effective for acquisitions on or after October 1, 2002. The provisions of SFAS No. 147 amend SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. As of March 31, 2003, the Company did not have any goodwill or other intangible assets that would be subject to these accounting standards.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Beginning in 2003, Interpretation No. 45 requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and required disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148. The Company has not determined whether it will change to the fair value-based method of accounting for stock-based compensation and, if so, which of the alternative methods of transition it will adopt.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Company holds no significant variable interest entities that would require consolidation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Company has not determined what impact, if any, SFAS No. 149 will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD – LOOKING STATEMENTS

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $425.0 million at March 31, 2003. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments are available to customers so long as there are no violations of any contractual provision. Commitments for real estate development and construction, which totaled $228.7 million, or 53.8% of the $425.0 million, generally turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $103.8 million, or 24.4% of the $425.0 million, at March 31, 2003 and generally do not extend for more than 12 months. At March 31, 2003, available home equity lines totaled $87.1 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $5.4 million at March 31, 2003.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in the Company’s funding provided by its customers in deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. Customer funding, which is the Company’s primary source of liquidity, was $890.2 million at March 31, 2003. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. In addition, the Company may experience fluctuation in customer funding sources as a result of several large depository relationships with title companies. During periods of significant refinancing activity such as that experienced most recently, these depository relationships tend to fluctuate to a higher degree. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At March 31, 2003, total funding from title companies was $101.5 million, or 11.4% of total customer funding. The three largest title company relationships accounted for $36.2 million, or 4.1% of total customer funding. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $708.7 million, or 79.6% of total customer funding at March 31, 2003 and $585.9 million, or 77.1% of total customer funding at March 31, 2002.

Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at March 31, 2003, totaled $95.0 million, and federal funds sold were $78.1 million on March 31, 2003.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank is a member of the Federal Home Loan Bank (“FHLB”). Generally, member banks of the FHLB have approval to borrow an amount equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at March 31, 2003 to permit borrowing of up to $99.9 million. At March 31, 2003, outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (“FRB”). At March 31, 2003, the Bank had pledged sufficient collateral to permit borrowing of up to $61.7 million from the FRB; no balances were outstanding on that date.

Capital Resources

Total stockholders’ equity was $78.4 million at March 31, 2003, representing an increase of $1.5 million or 1.9% from December 31, 2002. The growth of stockholders’ equity in the first three months of 2003 was primarily attributable to the earnings of the Company of $2.5 million less dividends declared on common stock of $889,000 and less $200,000 in accumulated other comprehensive income, resulting from a decrease in market value of securities available-for-sale. Capital was also increased by $99,000 as a result of stock options that were exercised during the first quarter of 2003.

Dividends declared for the first three months of 2003 were $889,000, or $.125 per share, compared to $788,000, or $.11 per share, in 2002.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	March 31, 2003	December 31, 2002
Risk-based capital ratios:
Tier 1 capital	9.62%	9.84%	4.00%
Total capital	10.73	10.97	8.00
Tier 1 leverage ratio	8.49	7.98	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2003 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 12.66%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

	One Year Or Less	After One Through Three Years	After Three Years	Total
	(dollars in thousands)
Federal funds sold and interest-bearing deposits with banks	$78,316	$—	$—	$78,316
Investment securities and securities available-for-sale	94,991	36,766	13,957	145,714
Loans, exclusive of nonaccrual loans	439,274	71,198	200,291	710,763

Interest-earning assets	612,581	107,964	214,248	934,793

Interest-bearing deposits	344,162	163,561	57,383	565,106
Other borrowings	142,670	—	20,000	162,670

Interest-bearing liabilities	486,832	163,561	77,383	727,776

Interest sensitivity gap	$125,749	$(55,597)	$136,865	$207,017

Cumulative interest sensitivity gap	$125,749	$70,152	$207,017

Cumulative interest sensitivity gap as a % of total assets	12.66%	7.06%	20.84%

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

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. Also the Company recognized that for evaluating interest rate risk in the current rate environment, a downward shift of 200 basis points is not practical. As a result, the simulation applied a 100 basis point shift downward and the upward shift remained at 200 basis points. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon, captures optionality factors such as call features imbedded in investment and loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on December 31, 2002 data, the simulation analysis reflects a 2.7% drop in net interest income and an 4.4% increase in economic value of equity if rates fall 100 basis points and a 7.0% increase in net interest income and an 13.4% drop in economic value of equity with a 200 basis point increase in rates.

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

Residential Mortgage Loans Originated for Sale:

The outstanding balance of mortgage loans originated for sale increased $4.2 million, from $10.5 million at December 31, 2002 to $14.7 million at March 31, 2003, due to continued first mortgage origination activity corresponding to the declining interest rate environment.

Loans and Nonperforming Assets:

At March 31, 2003, the Company’s loan portfolio, net of unearned income, totaled $696.3 million, or 70.1% of its total assets of $993.6 million. The most significant categories of loans in the Company’s portfolio were real estate development and construction, commercial, residential and commercial mortgages and retail.

Since December 31, 2002, total loans increased $31.6 million, or 4.8%. Real estate development and construction loans and commercial loans rose $22.6 million and $6.2 million, respectively, since December 31, 2002. Residential mortgage loans increased $2.1 million. Retail and other loans increased $1.7 million. Commercial mortgage loans declined $1.0 million.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $209.6 million at March 31, 2003. A breakdown by type follows:

	Amount	Percent
	(dollars in thousands)
Residential construction (a)	$84,474	40.3%
Residential land development	66,043	31.5%
Residential land acquisition (b)	13,523	6.5%
Commercial land acquisition	10,953	5.2%
Commercial construction	34,654	16.5%

	$209,647	100.0%

(a)	Includes $35.6 million of loans to individuals for construction of primary personal residences.
(b)	Includes $4.4 million of loans to individuals for the purchase of residential building lots.

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

Commercial loans constitute the second largest portion of the Company’s loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space. These loans generally have maturities of five years or less. At March 31, 2003, commercial loans totaled $204,419 million, or 29.3% of total loans, and commercial mortgages totaled $121.4 million, or 17.4% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Retail loans, principally loans secured by home equity, represent the third largest component of the Company’s loan portfolio, totaling $143.4 million, or 20.6% of the Company’s total loan portfolio, at March 31, 2003. Of this amount, $131.9 million was comprised of second mortgage loans and home equity lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity lines of credit have maximum terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have maximum terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest.

The following table provides information concerning nonperforming assets and past-due loans:

	March 31, 2003	December 31, 2002	March 31, 2002
	(dollars in thousands)
Nonaccrual loans (a)	$806	$563	$1,501
Restructured loans	—	—	—
Other real estate owned	—	178	1,182

Total nonperforming assets	$806	$741	$2,683

Accruing loans past-due 90 days or more	$164	$168	$323

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At March 31, 2003, nonaccrual loans totaled $806,000, comprised primarily of eight commercial relationships with loans totaling $774,000, of which $591,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were two consumer loans carried at a total of $15,000 and one residential mortgage loan carried at $17,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At March 31, 2003, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $3.9 million, of which $1.7 million is guaranteed by the Small Business Administration. The majority of these loans represent commercial loan relationships. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

Impaired loans at March 31, 2003 totaled $775,000, of which $150,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At March 31, 2003, specific reserves assigned to impaired loans totaled $20,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. The Allowance is maintained at a level which represents management’s best estimate of known and inherent losses in the existing portfolio. The Allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the Allowance. The Allowance does not provide for estimated losses stemming from uncollectible interest because the Company generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing the Allowance with respect to the Company’s commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the Company’s internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required Allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and real estate (construction and non-residential mortgage) portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At March 31, 2003, the Allowance was 1.31% of total loans, net of unearned income. The Allowance at March 31, 2003 is considered by management to be sufficient to address the credit risk in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Three Months Ended March,
	2003	2002
	(dollars in thousands)
Allowance for credit losses - beginning of period	$8,839	$8,024
Provision for credit losses	305	77
Charge-offs	(149)	(177)
Recoveries	103	296

Allowance for credit losses - end of period	$9,098	$8,220

Allowance as a percentage of loans receivable, net of unearned income	1.31%	1.33%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	937.94%	450.65%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of March 31, 2003, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $50,000. This reserve, like the Allowance, is reviewed regularly to assess its adequacy.

RESULTS OF OPERATIONS

The Company reported earnings for the three months ended March 31, 2003 of $2.49 million, or $.34 per diluted common share, compared to $2.34 million, or $.32 per diluted share, for the same period in 2002, representing an increase of 6.5%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the three months ended March 31, 2003 was 1.09%, compared to 1.13% for the corresponding period in 2002. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the three months ended March 31, 2003 was 12.56%, compared to 13.64% for the corresponding period in 2002.

Net Interest Income

The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) only declined from 4.43% for the three months ended March 31, 2002 to 4.40% for the same period in 2003, despite a 50 basis point reduction in short-term rates on November 8, 2002. The Company’s ability to maintain its net interest margin over the period was primarily the result of loan volume increases and the aggressive repricing of interest-bearing liabilities; specifically, the average balance of loans, net of unearned income, increased $90.2 million, or 11.8%, from March 31, 2002 to March 31, 2003, and the cost of interest-bearing funds declined from 2.61% to 1.74%. The following table provides further analysis of the changes in net interest income:

	Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002
	Increase	Increase/(Decrease) Due to (a)
	(Decrease)	Rate	Volume
	(dollars in thousands)
Interest income:
Loans (b)(c)	$110	$(1,062)	$1,172
Investment securities and securities available-for-sale (c)	(443)	(198)	(245)
Federal funds sold and interest-bearing deposits with banks	106	(8)	114

Total interest income	(227)	(1,268)	1,041

Interest expense:
Deposits	(863)	(1,181)	318
Borrowings	(286)	(232)	(54)

Total interest expense	(1,149)	(1,413)	264

Net interest income	$922	$145	$777

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Interest income decreased $227,000 as a result of the decrease in rates, mitigated by an increase in average interest-earning assets of $90.2 million, or 11.4%, during the three months ended March 31, 2003, compared to the same period in 2002. The prime contributor to this increase in earning assets was loan growth, as average loans increased from $615.7 million for the three months ended March 31, 2002 to $688.2 million in 2003, an 11.8% increase. During the same period, average federal funds sold increased $37.8 million, offset by a decline in investment securities and securities available for sale of $20.2 million. The average taxable-equivalent yield on interest-earning assets, however, decreased from 6.51% for the three months ended March 31, 2002 to 5.74% for the same period in 2003.

Interest expense declined 28.3%, from $4.1 million for the three months ended March 31, 2002 to $2.9 million for the same period in 2003. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 2.61% for the three months ended March 31, 2002 to 1.74% for the same period in 2003. During the same period, average interest-bearing liabilities increased from $630.5 million for the three months ended March 31, 2002 to $679.5 million for the same period in 2003, an increase of $49.0 million, or 7.8%. This growth was primarily in interest-bearing deposits, which increased $63.5 million, mitigated by a decrease in short-term borrowings, including customer funding in the form of commercial paper and repurchase agreements, which decreased $14.5 million.

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

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$688,230	$10,612	6.25%	$615,691	$10,492	6.91%
Investment securities and securities available-for-sale (c)	151,552	1,753	4.69%	171,778	2,208	5.21%
Federal funds sold and interest-bearing deposits with banks	43,101	128	1.20%	5,258	20	1.54%

Total interest-earning assets	882,883	12,493	5.74%	792,727	12,720	6.51%

Noninterest-earning assets:
Cash and due from banks	29,179			30,824
Property and equipment, net	6,963			10,265
Other assets	16,364			16,972
Less: allowance for credit losses	(8,923)			(8,114)

Total assets	$926,466			$842,674

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$84,388	40	0.19%	$68,818	41	0.24%
Savings accounts	81,691	144	0.71%	68,034	192	1.14%
Money market accounts	104,435	231	0.90%	95,238	357	1.52%
Certificates of deposit	282,201	2,021	2.90%	257,076	2,709	4.27%
Short-term borrowings	106,739	213	0.81%	121,310	498	1.66%
Long-term borrowings	20,000	263	5.34%	20,000	264	5.35%

Total interest-bearing liabilities	679,454	2,912	1.74%	630,476	4,061	2.61%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	160,133			136,671
Other liabilities	6,467			5,989
Stockholders’ equity	80,412			69,538

Total liabilities and stockholders’ equity	$926,466			$842,674

Net interest income		$9,581			$8,659

Net interest spread			4.00%			3.90%

Net interest margin			4.40%			4.43%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $460,000 and $232,000 for the three months ended March 31, 2003 and 2002, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

In the first quarter of 2003, net interest income on a tax-equivalent basis rose $922,000, from $8.6 million in 2002 to $9.6 million in 2003, as the cost of interest-bearing liabilities continued to decline with the downward repricing of all deposit categories and the volume of interest-earning assets increased. Average earning assets grew $90.2 million, or 11.4%, from $792.7 million for the three months ended March 31, 2002 to $882.9 million for the same period in 2003. Average interest-bearing liabilities grew only $49.0 million, or 7.8%, from $630.5 million to $679.5 million. The net interest margin for the first quarter declined three basis points from 4.43% in 2002 to 4.40% in 2003.

Noninterest Income

Noninterest income totaled $1.9 million for the three months ended March 31, 2003, as compared to $1.6 million for the corresponding period in 2002. The $308,000 increase in noninterest income during the first quarter of 2003 as compared to the same period of 2002 was due to increases in fees charged for services of $77,000 and gains on sales of mortgage loans, net of costs, of $168,000. Fees charged for services increased due to continued business development and a significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid. Net gains on the sales of mortgage loans rose due to a $17.8 million or 38.2% increase in the volume of loans sold.

Noninterest Expense

Noninterest expense increased $590,000 or 8.9% for the three months ended March 31, 2003, as compared to the same period in 2002. Salaries and benefits, the largest component of noninterest expense, rose $418,000, or 11.8%, which was primarily the result of merit increases and an 8.3% growth in full-time equivalent employees, from 313 at March 31, 2002 to 339 at March 31, 2003. Also contributing to the increase in salary costs was an increase of $83,000 in deferred compensation plan costs. The plan is an unfunded plan partially offering a phantom stock account as one of two investment options. As a result of an increase in the price of the Company’s common stock, from $22.03 at December 31, 2002 to $24.50 at March 31, 2003, an accrual of $127,000 was necessary for the three months ended March 31, 2003. For the same period in 2002, the accrual was $46,000, as the stock price rose from $16.40 at December 31, 2001 to $17.50 at March 31, 2002.

Occupancy increased $97,000, or 11.7%, in large part because the Company is temporarily leasing its administrative office building, which, until December 2002, it owned. The Company plans to move to a new location in May 2003. Professional services increased $93,000 over the same period in 2002, while other noninterest expense declined $50,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-14(c) and 240.15d-14(c)) are effective based on their evaluation of these controls and procedures as of April 15, 2003. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Bank is a named defendant in a complaint filed on October 11, 2002 with the Superior Court of the District of Columbia, Civil Division (Maddox, R. vs. Shrader, M. et.al.; Civil Action No. 02ca008882) which alleges, among other things, slander and conspiracy. In addition, the Bank has indemnified another financial institution with regard to a related civil action filed by the same plaintiff, alleging that $242,000 was wrongfully withheld and withdrawn from the plaintiff’s account. The plaintiff is seeking damages totaling $10 million. The Bank believes each of the complaints to be without merit and intends to vigorously defend itself.

The Company is also party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 26, 2003, the Board of Directors of the Company declared a $.125 per share cash dividend to common stockholders of record on April 11, 2003, payable April 29, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

(99.2)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 15, 2003, the Company furnished information pursuant to Item 12 of Form 8-K reporting first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

May 9, 2003	/s/ JOHN M. BOND, JR.
Date	John M. Bond, Jr. President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

May 9, 2003	/s/ JOHN A. SCALDARA, JR.
Date	John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

CERTIFICATIONS

I, John M. Bond, President and Chief Executive Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Columbia Bancorp;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ JOHN M. BOND, JR.
John M. Bond, Jr. President and Chief Executive Officer

I, John A. Scaldara, Jr., Executive Vice President, Corporate Secretary and Chief Financial Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Columbia Bancorp;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ JOHN A. SCALDARA, JR.
John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer