Form 10-Q
period 2003-06-30
COLUMBIA BANCORP
filed 2003-08-13
CIK 834105

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-24302

COLUMBIA BANCORP

(exact name of registrant as specified in its charter)

Maryland	52-1545782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7168 Columbia Gateway Drive, Columbia, Maryland 21046

(Address of principal executive offices)

(410) 423-8000

(Registrant’s telephone number, including area code)

10480 Little Patuxent Parkway, Columbia, Maryland 21044

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

Yes     ☒     No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,142,109 shares as of August 12, 2003.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	June 30, 2003		December 31, 2002
ASSETS	(unaudited	)

Cash and due from banks	$55,410		$37,909
Interest bearing deposits with other banks	217		214
Federal funds sold	72,128		101,248
Investment securities held-to-maturity (fair value $93,908 in 2003 and $114,991 in 2002)	92,302		112,545
Securities available-for-sale	48,250		38,953
Residential mortgage loans originated for sale	23,766		10,515
Loan receivables:
Commercial	226,747		198,223
Real estate development and construction	225,581		187,063
Real estate mortgage:
Residential	17,434		13,779
Commercial	131,666		122,458
Retail, principally loans secured by home equity	149,360		143,359
Other	156		388

Total loans	750,944		665,270
Less: Unearned income, net of origination costs	435		444
Allowance for credit losses	9,864		8,839

Loans, net	740,645		655,987
Other real estate owned	—		178
Property and equipment, net	7,882		6,974
Prepaid expenses and other assets	19,541		17,479

Total assets	$1,060,141		$982,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$197,490		$171,182
Interest-bearing deposits	586,507		559,431

Total deposits	783,997		730,613
Short-term borrowings	169,990		147,903
Long-term borrowings	20,000		20,000
Accrued expenses and other liabilities	5,616		6,563

Total liabilities	979,603		905,079

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,118,529 and 7,109,607 shares, respectively	71		71
Additional paid-in-capital	47,553		47,439
Retained earnings	32,957		29,408
Accumulated other comprehensive income	(43)		5

Total stockholders’ equity	80,538		76,923

Total liabilities and stockholders’ equity	$1,060,141		$982,002

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2003 and 2002

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest income:
Loans	$11,075	$10,945	$21,587	$21,393
Investment securities	1,675	2,250	3,408	4,437
Federal funds sold and interest-bearing deposits with other banks	78	25	206	47

Total interest income	12,828	13,220	25,201	25,877

Interest expense:
Deposits	2,285	3,201	4,721	6,500
Borrowings	472	766	949	1,528

Total interest expense	2,757	3,967	5,670	8,028

Net interest income	10,071	9,253	19,531	17,849
Provision for credit losses	745	681	1,050	758

Net interest income after provision for credit losses	9,326	8,572	18,481	17,091

Noninterest income:
Fees charged for deposit services	994	870	1,932	1,731
Gains and fees on sales of mortgage loans, net of costs	834	336	1,465	798
Income on other real estate owned, net of costs	30	94	41	81
Financial Services sales	125	82	248	121
Other	460	258	692	535

Total noninterest income	2,443	1,640	4,378	3,266

Noninterest expense:
Salaries and employee benefits	3,865	3,726	7,835	7,278
Occupancy, net	920	812	1,845	1,639
Equipment	495	488	944	959
Data processing	484	385	894	763
Marketing	335	273	567	488
Cash management services	149	159	290	298
Professional fees	136	(155)	394	10
Deposit insurance	49	44	98	89
Other	903	859	1,667	1,676

Total noninterest expense	7,336	6,591	14,534	13,200

Income before income taxes	4,433	3,621	8,325	7,157
Income tax provision	1,596	1,304	2,997	2,502

Net income	2,837	2,317	5,328	4,655
Other comprehensive income, net of tax – unrealized gain (loss) on securities available-for-sale	154	185	(48)	27

Comprehensive income	$2,991	$2,502	$5,280	$4,682

Per common share data:
Net income: Basic	$0.40	$0.33	$0.75	$0.66
Diluted	0.39	0.32	0.73	0.64
Cash dividends declared	0.125	0.11	0.25	0.22

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net income	$5,328	$4,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	852	934
Amortization of loan fee income	(943)	(579)
Provision for credit losses	1,050	758
Provision for loss on other real estate owned	—	20
Gains and fees on sales of mortgage loans, net of costs	(1,465)	(798)
Proceeds from sales of residential mortgage loans originated for sale	139,511	75,344
Disbursements for residential mortgage loans originated for sale	(151,297)	(71,358)
Loan fees deferred, net of origination costs	934	591
Increase in prepaid expenses and other assets	(1,881)	(143)
Increase (decrease) in accrued expenses and other liabilities	(947)	2,068

Net cash provided by (used in) operating activities	(8,858)	11,492

Cash flows provided by (used in) investing activities:
Net increase in loans	(66,193)	(55,816)
Loan purchases	(25,815)	(19,760)
Loan sales	6,309	11,224
Purchases of investment securities held-to-maturity	(25,000)	(39,521)
Purchases of securities available-for-sale	(14,475)	(1,262)
Proceeds from maturities and principal repayments of investment securities held-to-maturity	45,161	26,618
Proceeds from maturities and principal repayments of securities available-for-sale	5,097	6,190
Additions to other real estate owned	—	(14)
Sales of other real estate owned	178	562
Purchases of property and equipment	(1,675)	(294)
Increase in cash surrender value of life insurance	(151)	(158)

Net cash used in investing activities	(76,564)	(72,231)

Cash flows provided by (used in) financing activities:
Net increase in deposits	53,384	62,895
Increase in short-term borrowings	22,087	8,575
Cash dividends distributed on common stock	(1,778)	(1,561)
Net proceeds from stock options exercised	113	20
Purchase of common stock	—	(158)

Net cash provided by financing activities	73,806	69,771

Net increase (decrease) in cash and cash equivalents	(11,616)	9,032
Cash and cash equivalents at beginning of period	139,371	45,930

Cash and cash equivalents at end of period	$127,755	$54,962

Supplemental information:
Interest paid on deposits and borrowings	$5,754	$8,253
Income taxes paid	3,550	2,795
Transfer of loans to other real estate owned	—	—

See accompanying notes to consolidated financial statements.

(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and six months

ended June 30, 2003 and 2002 is unaudited)

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

The consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. The following table summarizes the pro forma effect on net earnings and earnings per share of common stock using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awarded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)

Net income, as reported	$2,837	$2,317	$5,328	$4,655
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	59	45	118	90

Pro forma net income	$2,778	$2,272	$5,210	$4,565

Net income per common share:
Basic:
As reported	$0.40	$0.33	$0.75	$0.66
Pro forma	0.39	0.32	0.73	0.64
Diluted:
As reported	0.39	0.32	0.73	0.64
Pro forma	0.38	0.31	0.71	0.63

(6)

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held-to-maturity (“investment securities”) and securities available-for-sale at June 30, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$87,765	$1,518	$—	$89,283
Mortgage-backed securities	2,510	88	—	2,598
Collateralized mortgage obligations	2,027	—	—	2,027

Total	$92,302	$1,606	$—	$93,908

Securities available-for-sale:
Federal agency securities	$10,999	$332	$—	$11,331
Mortgage-backed securities	12,468	175	—	12,643
Collateralized mortgage obligations	4,884	—	—	4,884
Trust preferred stocks	15,900	309	690	15,519
Other equity securities	1,256	—	238	1,018
Investment in Federal Home Loan Bank stock	2,064	—	—	2,064
Other securities	749	42	—	791

Total	$48,320	$858	$928	$48,250

The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$106,317	$2,313	$—	$108,630
Mortgage-backed securities	4,196	133	—	4,329
Collateralized mortgage obligations	2,032	—	—	2,032

Total	$112,545	$2,446	$—	$114,991

Securities available-for-sale:
Federal agency securities	$14,194	$532	$—	$14,726
Mortgage-backed securities	4,566	238	—	4,804
Trust preferred stocks	15,898	292	786	15,404
Other equity securities	1,073	—	309	764
Investment in Federal Home Loan Bank stock	2,217	—	—	2,217
Other securities	998	40	—	1,038

Total	$38,946	$1,102	$1,095	$38,953

(7)

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share amounts)

Net income	$2,837	$2,837	$2,317	$2,317

Weighted average shares outstanding	7,118	7,118	7,098	7,098
Dilutive securities	—	228	—	176

Adjusted weighted average shares used in EPS computation	7,118	7,346	7,098	7,274

Net income per common share	$0.40	$0.39	$0.33	$0.32

	Six Months Ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share amounts)

Net income	$5,328	$5,328	$4,655	$4,655

Weighted average shares outstanding	7,117	7,117	7,098	7,098
Dilutive securities	—	220	—	150

Adjusted weighted average shares used in EPS computation	7,117	7,337	7,098	7,248

Net income per common share	$0.75	$0.73	$0.66	$0.64

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2003 whose contract amounts represent potential credit risk is as follows:

June 30, 2003
(dollars in thousands)

Commitments to extend credit (a)	$475,823

Standby letters of credit	19,788

(a) Includes unused lines of credit totaling $354.7 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $121.1 million.

(8)

NOTE 5 - NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and required disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148. The Company has not changed to the fair value-based method of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Company holds no significant variable interest entities that would require disclosure or consolidation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Company does not believe that SFAS No. 149 will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company’s earnings, financial condition or equity.

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

(9)

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $475.8 million at June 30, 2003. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments are available to customers so long as there are no violations of any contractual provision. Commitments for real estate development and construction, which totaled $258.9 million, or 54.4% of the $475.8 million, generally turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $111.1 million, or 23.3% of the $475.8 million, at June 30, 2003 and generally do not extend for more than 12 months. At June 30, 2003, available home equity lines totaled $98.4 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $7.5 million at June 30, 2003.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in the Company’s funding provided by its customers in deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. Customer funding, which is the Company’s primary source of liquidity, was $954.0 million at June 30, 2003. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. In addition, the Company may experience fluctuation in customer funding sources as a result of several large depository relationships with title companies. During periods of significant refinancing activity, such as that experienced most recently, these depository relationships tend to fluctuate to a higher degree. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At June 30, 2003, total funding from title companies was $131.3 million, or 13.8% of total customer funding, compared to $106.4 million, or 12.1% of total customer funding, at December 31, 2002. The three largest title company relationships accounted for $76.6 million, or 8.0% of total customer funding. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $701.1 million, or 73.5% of total customer funding at June 30, 2003 and $656.1 million, or 74.7% of total customer funding at December 31, 2002.

Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at June 30, 2003, totaled $98.3 million, and federal funds sold were $72.1 million on June 30, 2003.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank is a member of the Federal Home Loan Bank (“FHLB”). Generally, member banks of the FHLB have approval to borrow an amount equal to 14% of total assets as reported on the most recent

(10)

regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at June 30, 2003 to permit borrowing of up to $92.6 million. At June 30, 2003, outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (“FRB”). At June 30, 2003, the Bank had pledged sufficient collateral to permit borrowing of up to $56.7 million from the FRB; no balances were outstanding on that date.

Capital Resources

Total stockholders’ equity was $80.5 million at June 30, 2003, representing an increase of $3.6 million, or 4.7%, from December 31, 2002. The growth of stockholders’ equity in the first six months of 2003 was primarily attributable to earnings of the Company of $5.3 million less dividends declared on common stock of $1.8 million. Capital was also increased by $113,000 as a result of stock options that were exercised during the first six months of 2003.

Dividends declared for the first six months of 2003 were $1.8 million, or $.25 per share, compared to $1.6 million, or $.22 per share, in 2002.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum
	June 30, 2003	December 31, 2002	Regulatory Requirements

Risk-based capital ratios:
Tier 1 capital	9.20%	9.84%	4.00%
Total capital	10.33	10.97	8.00
Tier 1 leverage ratio	8.34	7.98	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2003 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 12.46%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income

(11)

(assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

	One Year Or Less	After One Through Three Years	After Three Years	Total
		(dollars in thousands)

Federal funds sold and interest- bearing deposits with banks	$72,345	$—	$—	$72,345
Investment securities and securities available-for-sale	98,337	20,390	21,825	140,552
Loans, exclusive of nonaccrual loans	486,012	76,830	211,148	773,990

Interest-earning assets	656,694	97,220	232,973	986,887

Interest-bearing deposits	354,583	169,846	62,078	586,507
Other borrowings	169,990	—	20,000	189,990

Interest-bearing liabilities	524,573	169,846	82,078	776,497

Interest sensitivity gap	$132,121	$(72,626)	$150,895	$210,390

Cumulative interest sensitivity gap	$132,121	$59,495	$210,390

Cumulative interest sensitivity gap as a % of total assets	12.46%	5.61%	19.85%

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

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. Also, the Company recognized that for evaluating interest rate risk in the current rate environment, a downward shift of 200 basis points is not practical. As a result, the simulation applied a 100 basis point shift downward and the upward shift remained at 200 basis points. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon, captures optionality factors such as call features imbedded in investment and loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on March 31, 2003 data, the simulation analysis reflects a 5.0% drop in net interest income and a 3.8% increase in economic value of equity if rates fall 100 basis points, and a 2.7% increase in net interest income and a 13.7% drop in economic value of equity with a 200 basis point increase in rates.

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

(12)

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

Residential Mortgage Loans Originated for Sale:

The outstanding balance of mortgage loans originated for sale increased $13.3 million, from $10.5 million at December 31, 2002 to $23.8 million at June 30, 2003, due to continued first mortgage origination activity corresponding to the low interest rate environment. Residential mortgage loans originated for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans and Nonperforming Assets:

At June 30, 2003, the Company’s loan portfolio, net of unearned income, totaled $750.5 million, or 70.8% of its total assets of $1.1 billion. The most significant categories of loans in the Company’s portfolio were commercial, real estate development and construction, residential and commercial mortgages and retail.

Since December 31, 2002, total loans increased $85.7 million, or 12.9%. Real estate development and construction loans and commercial loans rose $38.5 million and $28.5 million, respectively, since December 31, 2002. Commercial mortgage loans increased $9.2 million, while residential mortgage loans increased $3.7 million. Retail and other loans increased $5.8 million during the six month period.

Commercial loans constitute the largest portion of the Company’s loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space. These loans generally have maturities of five years or less. At June 30, 2003, commercial loans totaled $226.7 million, or 30.2% of total loans, and commercial mortgages totaled $131.7 million, or 17.5% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Real estate development and construction loans constitute the second largest portion of the Company’s lending activities, totaling $225.6 million at June 30, 2003. A breakdown by type follows:

	Amount	Percent
	(dollars in thousands)

Residential construction (a)	$88,210	39.1%
Residential land development	75,251	33.4%
Residential land acquisition (b)	26,485	11.7%
Commercial construction	24,405	10.8%
Commercial land acquisition	11,230	5.0%

	$225,581	100.0%

(a)	Includes $40.4 million of loans to individuals for construction of primary personal residences.
(b)	Includes $5.0 million of loans to individuals for the purchase of residential building lots.

(13)

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

Retail loans, principally loans secured by home equity, represent the third largest component of the Company’s loan portfolio, totaling $149.4 million, or 19.9% of the Company’s total loan portfolio, at June 30, 2003. Of this amount, $138.7 million was comprised of second mortgage loans and home equity lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity lines of credit generally have maximum terms of fifteen years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Second mortgage loans are generally originated by the Company at a fixed rate of interest for a term of fifteen years.

The following table provides information concerning nonperforming assets and past-due loans:

	June 30, 2003	December 31, 2002	June 30, 2002
	(dollars in thousands)

Nonaccrual loans (a)	$720	$563	$1,126
Restructured loans	643	—	—
Other real estate owned	—	178	619

Total nonperforming assets	$1,363	$741	$1,745

Accruing loans past-due 90 days or more	$112	$168	$242

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At June 30, 2003, nonaccrual loans totaled $720,000, comprised primarily of eight commercial relationships with loans totaling $702,000, of which $569,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were one residential mortgage loan and one consumer loan totaling $18,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At June 30, 2003, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $1.9 million, of which $822,000 is guaranteed by the Small Business Administration. The majority of these loans represent commercial loan relationships. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

(14)

Impaired loans at June 30, 2003 totaled 702,000, of which $100,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At June 30, 2003, specific reserves assigned to impaired loans totaled $62,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At June 30, 2003, the Allowance was 1.31% of total loans, net of unearned income. The Allowance at June 30, 2003 is considered by management to be sufficient to address the credit risk in the current loan portfolio. The changes in the Allowance are presented in the following table.

(15)

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)

Allowance for credit losses – beginning of period	$8,839	$8,024
Provision for credit losses	1,050	758
Charge-offs	(227)	(286)
Recoveries	202	363

Allowance for credit losses – end of period	$9,864	$8,859

Allowance as a percentage of loans receivable, net of unearned income	1.31%	1.33%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	668.75%	647.59%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of June 30, 2003, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $50,000. This reserve, like the Allowance, is reviewed regularly to assess its adequacy.

RESULTS OF OPERATIONS

The Company reported earnings for the six months ended June 30, 2003 of $5.33 million, or $.73 per diluted common share, compared to $4.66 million, or $.64 per diluted share, for the same period in 2002, representing an increase of 14.5%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the six months ended June 30, 2003 was 1.14%, compared to 1.09% for the corresponding period in 2002. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2003 was 13.60%, compared to 13.21% for the corresponding period in 2002.

Net Interest Income

The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) declined only slightly, from 4.48% for the six months ended June 30, 2002 to 4.42% for the same period in 2003, despite a 50 basis point reduction in short-term rates on November 8, 2002 and a 25 basis point reduction on June 25, 2003. The Company’s ability to maintain its net interest margin over the period was primarily the result of increases in loan volume and the aggressive repricing of interest-bearing liabilities; specifically, the average balance of loans, net of unearned income, increased $86.0 million, or 13.7%, from June 30, 2002 to June 30, 2003, and the cost of interest-bearing funds declined from 2.52% for the six month period ended June 30, 2002 to 1.65% for the same period in 2003. The following table provides further analysis of the changes in net interest income:

(16)

	Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002
	Increase (Decrease)	Increase/(Decrease) Due to (a)
		Rate	Volume
	(dollars in thousands)
Interest income:
Loans (b)(c)	$250	$(2,509)	$2,759
Investment securities and securities available-for-sale (c)	(988)	(422)	(566)
Federal funds sold and interest- bearing deposits with banks	159	(17)	176

Total interest income	(579)	(2,948)	2,369

Interest expense:
Deposits	(1,779)	(2,237)	458
Borrowings	(579)	(506)	(73)

Total interest expense	(2,358)	(2,743)	385

Net interest income	$1,779	$(205)	$1,984

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Interest income decreased $579,000 as a result of the decrease in rates, mitigated by an increase in average interest-earning assets of $91.4 million, or 11.3%, during the six months ended June 30, 2003, compared to the same period in 2002. The prime contributor to this increase in earning assets was loan growth, as average loans increased from $629.9 million for the six months ended June 30, 2002 to $714.9 million in 2003, a 13.7% increase. During the same period, average federal funds sold increased $28.8 million, offset by a decline in investment securities and securities available-for-sale of $23.5 million. The average taxable-equivalent yield on interest-earning assets, however, decreased from 6.48% for the six months ended June 30, 2002 to 5.69% for the same period in 2003, reflecting the historically low interest rate environment.

Interest expense declined 29.8%, from $8.0 million for the six months ended June 30, 2002 to $5.7 million for the same period in 2003. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 2.52% for the six months ended June 30, 2002 to 1.65% for the same period in 2003. During the same period, average interest-bearing liabilities increased from $642.8 million for the six months ended June 30, 2002 to $694.0 million for the same period in 2003, an increase of $51.2 million, or 8.0%. This growth was primarily in average interest-bearing deposits, which increased $60.7 million, mitigated by a decrease in average short-term borrowings, including customer funding in the form of commercial paper and repurchase agreements, which decreased $9.5 million.

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

(17)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$714,871	$21,740	6.13%	$628,889	$21,490	6.89%
Investment securities and securities available-for-sale (c)	151,530	3,488	4.64%	174,996	4,476	5.16%
Federal funds sold and interest- bearing deposits with banks	34,501	206	1.20%	5,655	47	1.68%

Total interest-earning assets	900,902	25,434	5.69%	809,540	26,013	6.48%

Noninterest-earning assets:
Cash and due from banks	30,993			31,837
Property and equipment, net	7,136			10,116
Other assets	16,439			17,035
Less: allowance for credit losses	(9,138)			(8,377)

Total assets	$946,332			$860,151

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$89,078	65	0.15%	$70,348	84	0.24%
Savings accounts	84,054	257	0.62%	69,996	389	1.12%
Money market accounts	108,278	437	0.81%	95,270	736	1.56%
Certificates of deposit	281,217	3,962	2.84%	266,345	5,291	4.01%
Short-term borrowings	111,364	412	0.75%	120,835	998	1.67%
Long-term borrowings	20,000	537	5.42%	20,000	530	5.34%

Total interest-bearing liabilities	693,991	5,670	1.65%	642,794	8,028	2.52%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	164,501			141,540
Other liabilities	8,861			4,766
Stockholders’ equity	78,979			71,051

Total liabilities and stockholders’ equity	$946,332			$860,151

Net interest income		$19,764			$17,985

Net interest spread			4.04%			3.96%

Net interest margin			4.42%			4.48%

(a)	Average balances are calculated as daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $943,000 and $579,000 for the six months ended June 30, 2003 and 2002, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

In the first six months of 2003, net interest income on a tax-equivalent basis rose $1.8 million, or 9.9%, as compared to the same period in 2002, due to more accelerated growth in average earning assets as compared to average interest-bearing liabilities, mitigated by a decline in the net interest margin. Specifically, average earning assets grew $91.4 million, or 11.3%, from $809.5 million for the six months ended June 30, 2002 to $900.9 million for the same period in 2003. During the same period, average interest-bearing liabilities grew only $51.2 million, or 8.0%, from $642.8 million for the six months ended June 30, 2002 to $694.0 million in 2003. The net interest margin for the six month period declined six basis points, from 4.48% in 2002 to 4.42% in 2003.

In the second quarter of 2003, net interest income on a tax-equivalent basis increased 9.2%, from $9.3 million in 2002 to $10.2 million in 2003, as the cost of interest-bearing liabilities continued to decline and the volume of interest-earning assets continued to grow. The weighted average rate on interest-bearing liabilities fell from 2.43% for the three months ended June 30, 2002 to 1.56% for the same period in 2003, a decline of 35.8% from quarter to quarter. During the same period, average earning assets increased $92.8 million, or 11.2%, reaching $918.7 million at June 30, 2003. In addition, loans, net of unearned income, typically the Company’s highest yielding asset, increased as a percent of

(18)

earning assets from 77.7% of total earning assets for the three months ended June 30, 2002 to 80.7% for the same period in 2003. The net interest margin was 4.45% for the three months ended June 30, 2003, compared to 4.53% for the same period in 2002.

Noninterest Income

Noninterest income totaled $4.4 million for the six months ended June 30, 2003, an increase of $1.1 million, or 34.0%, as compared to the corresponding period in 2002. The increase in noninterest income during the first six months of 2003 as compared to the same period of 2002 was due to increases in fees charged for deposit services of $201,000 and gains on sales of mortgage loans, net of costs, of $667,000. Fees charged for deposit services increased due to continued business development and a significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid. Net gains on the sales of mortgage loans rose due to a $79.9 million, or 112.0%, increase in the volume of loans sold, a product of continued refinancing activity resulting from the historically low interest rate environment.

Noninterest income also increased as a result of increased activity related to Financial Investment Services. The Company offers a variety of financial planning and investment options to customers, and recognizes fee income as these services are provided. Income related to Financial Services sales increased $127,000, or 105.0%, during the six months ended June 30, 2003, as compared to the six months ended June 30, 2003.

Noninterest income increased $803,000, or 49.0%, in the second quarter of 2003 as compared to the second quarter of 2002 due primarily to an increase of $124,000 in fees charged for deposit services and $498,000 in gains and fees on sales of mortgage loans, net of costs. The Company also recognized $170,000 in non-recurring loan fees during the three months ended June 30, 2003, which further contributed to the increase from quarter to quarter.

Noninterest Expense

Noninterest expense increased $1.3 million or 10.1% for the six months ended June 30, 2003 as compared to the same period in 2002. Salaries and benefits, the largest component of noninterest expense, rose $557,000, or 7.7%, which was primarily the result of merit increases and a 2.8% increase in the number of full-time equivalent employees, from 324 at June 30, 2002 to 333 at June 30, 2003.

Occupancy increased $206,000, or 12.6%, in large part because the Company leased its administrative office building for five months, which, until December 2002, it had owned. In June 2003, the Company consolidated several operational and administrative locations into a single 37,000 square foot facility. Branches opened during 2002 account for an additional $47,000 of the variance.

Professional fees increased $384,000 during the first six months of 2003 as compared to the same period in 2002, due to recoveries of $309,000 in legal fees associated with prior litigation and workout situations recognized in the first six months of 2002.

Noninterest expense increased $745,000, or 11.3%, during the three months ended June 30, 2003 as compared to the same period in 2002. Professional fees showed the largest variance, increasing $291,000 over the second quarter of 2002 as a result of recoveries recognized in 2002, as explained in the paragraph above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(19)

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-15(e) and 240.15d-15(e)) are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Bank was a named defendant in a complaint filed on October 11, 2002 with the Superior Court of the District of Columbia, Civil Division (Maddox, R. vs. Shrader, M. et.al.; Civil Action No. 02ca008882) which alleged, among other things, slander and conspiracy. In addition, the Bank had indemnified another financial institution with regard to a related civil action filed by the same plaintiff, which alleged that $242,000 was wrongfully withheld and withdrawn from the plaintiff’s account. The plaintiff was seeking damages totaling $10 million. This matter was settled subsequent to June 30, 2003 at no cost to the Bank and the Bank was accordingly released.

The Company is also party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

(20)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held May 29, 2003, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company’s 2006 Annual Meeting or until their respective successors are duly elected and qualified.

	Votes Cast
	For	Withheld	Total
Anand S. Bhasin	5,633,296	62,110	5,695,406
Robert R. Bowie, Jr.	5,624,731	70,675	5,695,406
Garnett Y. Clark, Jr.	5,635,351	60,055	5,695,406
Raymond G. LaPlaca	5,397,946	297,460	5,695,406
Morris A. Little	5,629,451	65,955	5,695,406
Kenneth H. Michael	5,635,135	60,271	5,695,406
Maurice M. Simpkins	5,634,175	61,231	5,695,406
Robert M. Smelkinson	5,632,709	62,697	5,695,406

At the Company’s Annual Meeting of Stockholders held May 29, 2003, Carl D. Jones was elected based upon the following voting statistics to serve a one-year term expiring upon the date of the Company’s 2004 Annual Meeting or until his successor is duly elected and qualified.

For:	5,628,301
Withheld:	67,105

Total:	5,695,406

The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company’s Annual Meeting in their respective class years or until their respective successors are duly elected and qualified.

Class of 2004	Class of 2005
Hugh F.Z. Cole, Jr.	John M. Bond, Jr.
G. William Floyd	William L. Hermann
Herschel L. Langenthal	Charles C. Holman
Richard E. McCready	Winfield M. Kelly, Jr.
James R. Moxley, Jr.	Harry L. Lundy, Jr.
Vincent D. Palumbo	James R. Moxley, III
Lawrence A. Shulman	Mary S. Scrivener
Theodore G. Venetoulis

At the Company’s Annual Meeting of Stockholders held May 29, 2003, stockholders voted as follows to approve the proposed amendment and restatement of the Columbia Bancorp 1997 Stock Option Plan:

For:	5,166,125
Against:	491,222
Abstain:	38,059

Total:	5,695,406

ITEM 5. OTHER INFORMATION

On June 24, 2003, the Board of Directors of the Company declared a $.125 per share cash dividend to common stockholders of record on July 14, 2003, payable July 25, 2003.

(21)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 29, 2003, the Company furnished information pursuant to Item 12 of Form 8-K reporting second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP PRINCIPAL EXECUTIVE OFFICER:

August 13, 2003	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr. President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

August 13, 2003	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

(22)