Form 10-Q
period 2003-09-30
COLUMBIA BANCORP
filed 2003-11-13
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,165,822  shares as of November 12, 2003.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$39,131	$37,909
Interest bearing deposits with other banks	204	214
Federal funds sold	5,527	101,248
Investment securities held-to-maturity (fair value $86,209 in 2003 and $114,991 in 2002)	85,233	112,545
Securities available-for-sale	56,815	38,953
Residential mortgage loans originated for sale	14,138	10,515
Loan receivables:
Commercial	243,222	198,223
Real estate development and construction	249,828	187,063
Real estate mortgage:
Residential	15,776	13,779
Commercial	129,472	122,458
Retail, principally loans secured by home equity	158,993	143,359
Other	258	388

Total loans	797,549	665,270
Less: Unearned income, net of origination costs	441	444
Allowance for credit losses	10,559	8,839

Loans, net	786,549	655,987

Other real estate owned	—	178
Property and equipment, net	7,689	6,974
Prepaid expenses and other assets	18,206	17,479

Total assets	$1,013,492	$982,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$190,576	$171,182
Interest-bearing deposits	584,401	559,431

Total deposits	774,977	730,613
Short-term borrowings	129,211	147,903
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	6,172	6,563

Total liabilities	930,360	905,079

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,142,349 and 7,109,607 shares, respectively	71	71
Additional paid-in-capital	47,732	47,439
Retained earnings	35,506	29,408
Accumulated other comprehensive income (loss)	(177)	5

Total stockholders’ equity	83,132	76,923

Total liabilities and stockholders’ equity	$1,013,492	$982,002

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine Months Ended September 30, 2003 and 2002

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest income:
Loans	$11,534	$11,159	$33,121	$32,552
Investment securities	1,461	2,149	4,869	6,586
Federal funds sold and interest-bearing deposits with other banks	56	93	262	140

Total interest income	13,051	13,401	38,252	39,278

Interest expense:
Deposits	2,069	3,224	6,790	9,724
Borrowings	490	737	1,439	2,265

Total interest expense	2,559	3,961	8,229	11,989

Net interest income	10,492	9,440	30,023	27,289
Provision for credit losses	—	42	1,050	800

Net interest income after provision for credit losses	10,492	9,398	28,973	26,489

Noninterest income:
Fees charged for deposit services	1,056	886	2,988	2,617
Gains and fees on sales of mortgage loans, net of costs	1,168	410	2,633	1,208
Income (loss) on other real estate owned, net of costs	(21)	17	20	98
Gain on sale of investment securities	28	—	28	—
Financial services commissions	208	89	456	210
Other	298	298	990	833

Total noninterest income	2,737	1,700	7,115	4,966

Noninterest expense:
Salaries and employee benefits	4,315	3,495	12,150	10,773
Occupancy, net	973	843	2,818	2,481
Equipment	500	439	1,444	1,398
Data processing	563	400	1,457	1,164
Marketing	272	202	839	690
Cash management services	149	166	439	464
Professional fees	174	144	568	154
Deposit insurance	49	44	147	133
Other	854	983	2,521	2,659

Total noninterest expense	7,849	6,716	22,383	19,916

Income before income taxes	5,380	4,382	13,705	11,539
Income tax provision	1,937	1,643	4,934	4,145

Net income	$3,443	$2,739	$8,771	$7,394

Per common share data:
Net income: Basic	$0.48	$0.39	$1.23	$1.04
Diluted	0.47	0.38	1.19	1.02
Cash dividends declared	0.125	0.11	0.375	0.33

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2003 and 2002

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	$71	$47,439	$29,408	$5	$76,923
Comprehensive income
Net income	—	—	8,771	—	8,771
Unrealized loss on securities available-for-sale	—	—	—	(182)	(182)

Total comprehensive income					8,589
Cash dividends declared on common stock	—	—	(2,673)	—	(2,673)
Exercise of options for 32,742 shares of common stock	—	293	—	—	293

Balances at September 30, 2003	$71	$47,732	$35,506	$(177)	$83,132

Balances at December 31, 2001	$71	$47,520	$21,768	$3	$69,362
Comprehensive income
Net income	—	—	7,394	—	7,394
Unrealized gain on securities available-for-sale	—	—	—	100	100

Total comprehensive income					7,494
Cash dividends declared on common stock	—	—	(2,341)	—	(2,341)
Purchase of 10,000 shares of common stock	—	(158)	—	—	(158)
Exercise of options for 4,597 shares of common stock	—	28	—	—	28

Balances at September 30, 2002	$71	$47,390	$26,821	$103	$74,385

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$8,771	$7,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,327	1,372
Amortization of loan fee income	(1,489)	(894)
Provision for credit losses	1,050	800
Provision for loss on other real estate owned	—	20
Gains and fees on sales of mortgage loans, net of costs	(2,633)	(1,208)
Gain on sale of investment securities available-for-sale	(28)	—
Gain on sale of credit card portfolio	—	(53)
Losses on sales/disposals of other assets	6	5
Proceeds from sales of residential mortgage loans originated for sale	258,463	115,253
Disbursements for residential mortgage loans originated for sale	(259,453)	(117,019)
Loan fees deferred, net of origination costs	1,487	834
Increase in prepaid expenses and other assets	(502)	(422)
Increase (decrease) in accrued expenses and other liabilities	(395)	776

Net cash provided by operating activities	6,604	6,858

Cash flows provided by (used in) investing activities:
Net increase in loans	(109,309)	(56,404)
Loan purchases	(29,687)	(22,057)
Loan sales	7,386	14,172
Sale of credit card portfolio	—	1,817
Purchases of investment securities held-to-maturity	(60,625)	(71,520)
Purchases of securities available-for-sale	(27,364)	(1,262)
Proceeds from maturities and principal repayments of investment securities held-to-maturity	87,828	56,567
Proceeds from maturities and principal repayments of securities available-for-sale	8,544	8,268
Proceeds from sales of investment securities available-for-sale	777	—
Additions to other real estate owned	—	(89)
Sales of other real estate owned	178	813
Purchases of property and equipment	(1,913)	(432)
Disposals of property and equipment	2	—
Increase in cash surrender value of life insurance	(226)	(243)

Net cash used in investing activities	(124,409)	(70,370)

Continued

(6)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2003 and 2002

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows provided by (used in) financing activities:
Net increase in deposits	$44,364	$89,400
Increase (decrease) in short-term borrowings	(18,692)	46,054
Cash dividends distributed on common stock	(2,669)	(2,342)
Net proceeds from stock options exercised	293	28
Purchase of common stock	—	(158)

Net cash provided by financing activities	23,296	132,982

Net increase (decrease) in cash and cash equivalents	(94,509)	69,470
Cash and cash equivalents at beginning of period	139,371	45,930

Cash and cash equivalents at end of period	$44,862	$115,400

Supplemental information:
Interest paid on deposits and borrowings	$8,331	$12,241
Income taxes paid	5,450	2,845
Transfer of loans to other real estate owned	—	—

See accompanying notes to consolidated financial statements.

(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and nine months

ended September 30, 2003 and 2002 is unaudited)

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

The consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net income, as reported	$3,443	$2,739	$8,771	$7,394
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	59	45	178	136

Pro forma net income	$3,384	$2,694	$8,593	$7,258

Net income per common share:
Basic:
As reported	$0.48	$0.39	$1.23	$1.04
Pro forma	0.47	0.38	1.21	1.02
Diluted:
As reported	0.47	0.38	1.19	1.02
Pro forma	0.46	0.37	1.17	1.00

(8)

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held-to-maturity (“investment securities”) and securities available-for-sale at September 30, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$81,371	$903	$—	$82,274
Mortgage-backed securities	1,835	73	—	1,908
Collateralized mortgage obligations	2,027	—	—	2,027

Total	$85,233	$976	$—	$86,209

Securities available-for-sale:
Federal agency securities	$9,500	$197	$—	$9,697
Mortgage-backed securities	23,295	24	80	23,239
Collateralized mortgage obligations	4,884	—	—	4,884
Trust preferred stocks	15,902	—	295	15,607
Other equity securities	1,377	12	151	1,238
Investment in Federal Home Loan Bank stock	2,150	—	—	2,150

Total	$57,108	$233	$527	$56,815

The amortized cost and estimated fair values of investment securities and securities available-for-sale at December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Investment securities:
Federal agency securities	$106,317	$2,313	$—	$108,630
Mortgage-backed securities	4,196	133	—	4,329
Collateralized mortgage obligations	2,032	—	—	2,032

Total	$112,545	$2,446	$—	$114,991

Securities available-for-sale:
Federal agency securities	$14,194	$532	$—	$14,726
Mortgage-backed securities	4,566	238	—	4,804
Trust preferred stocks	15,898	292	786	15,404
Other equity securities	1,073	—	309	764
Investment in Federal Home Loan Bank stock	2,217	—	—	2,217
Other securities	998	40	—	1,038

Total	$38,946	$1,102	$1,095	$38,953

(9)

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share amounts)
Net income	$3,443	$3,443	$2,739	$2,739

Weighted average shares outstanding	7,138	7,138	7,100	7,100
Dilutive securities	—	250	—	172

Adjusted weighted average shares used in EPS computation	7,138	7,388	7,100	7,272

Net income per common share	$0.48	$0.47	$0.39	$0.38

	Nine Months Ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share amounts)
Net income	$8,771	$8,771	$7,394	$7,394

Weighted average shares outstanding	7,124	7,124	7,098	7,098
Dilutive securities	—	231	—	158

Adjusted weighted average shares used in EPS computation	7,124	7,355	7,098	7,256

Net income per common share	$1.23	$1.19	$1.04	$1.02

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 2003 whose contract amounts represent potential credit risk is as follows:

September 30, 2003
(dollars in thousands)
Commitments to extend credit (a)	$473,919
Standby letters of credit	21,152

(a)	Includes unused lines of credit totaling $363.6 million regardless of whether fee paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $110.3 million.

(10)

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Beginning in 2003, Interpretation No. 45 requires recognition of liabilities at their fair value for guarantees entered into or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for those interests in a variable interest entity created after January 31, 2003. The provisions are effective for the end of the first interim or annual period ending after December 15, 2003 for interests in variable interest entities created before February 1, 2003. The Company holds no significant variable interest entities that would require disclosure or consolidation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The adoption of SFAS No. 149 did not have a material impact on the Company’s earnings, financial condition or equity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003. This statement establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company’s adoption of SFAS No. 150 did not have an impact on its earnings, financial condition or equity.

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

(11)

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $473.9 million at September 30, 2003. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments are available to customers so long as there are no violations of any contractual provision. Commitments for real estate development and construction, which totaled $254.4 million, or 53.7% of the $473.9 million, generally turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $104.1 million, or 22.0% of the $473.9 million, at September 30, 2003 and generally do not extend for more than 12 months. At September 30, 2003, available home equity lines totaled $103.8 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $7.1 million at September 30, 2003.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in the Company’s funding provided by its customers in deposits and short-term borrowings in the form of commercial paper and securities sold under repurchase agreements. Customer funding, which is the Company’s primary source of liquidity, was $902.2 million at September 30, 2003. While balances may fluctuate up and down in any given period, historically the Company has experienced a steady increase in total customer funding sources. Fluctuations may be influenced by the rates paid, general consumer confidence and the overall economic environment. In addition, the Company may experience fluctuation in customer funding sources as a result of several large depository relationships with title companies. During periods of significant refinancing activity, such as that experienced most recently, these depository relationships tend to fluctuate to a higher degree. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At September 30, 2003, total funding from title companies was $84.4 million, or 9.4% of total customer funding, compared to $131.3 million, or 13.8%, at June 30, 2003, $101.5 million, or 11.4%, at March 31, 2003 and $106.4 million, or 12.1%, at December 31, 2002. The three largest title company relationships accounted for $49.1 million, or 5.5% of total customer funding at September 30, 2003. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $690.6 million, or 76.6% of total customer funding at September 30, 2003 and $656.1 million, or 74.7% of total customer funding at December 31, 2002.

Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at September 30, 2003, totaled $97.6 million, and federal funds sold were $5.5 million on September 30, 2003.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank is a member of the Federal Home Loan Bank (“FHLB”). Generally, member banks of the FHLB

(12)

have approval to borrow an amount equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at September 30, 2003 to permit borrowing of up to $146.0 million. At September 30, 2003, outstanding advances from the FHLB totaled $20 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (“FRB”). At September 30, 2003, the Bank had pledged sufficient collateral to permit borrowing of up to $48.9 million from the FRB; no balances were outstanding on that date. The Company also has a $5 million unsecured line of credit against which $2 million was outstanding at September 30, 2003.

Capital Resources

Total stockholders’ equity was $83.1 million at September 30, 2003, representing an increase of $6.2 million, or 8.1%, from December 31, 2002. The growth of stockholders’ equity in the first nine months of 2003 was primarily attributable to earnings of the Company of $8.8 million less dividends declared on common stock of $2.7 million. Capital also increased $300,000 as a result of stock options that were exercised during the first nine months of 2003 and decreased $200,000 with the recognition of unrealized losses on securities available for sale, which is included as part of comprehensive income.

Dividends declared for the first nine months of 2003 were $2.7million, or $0.375 per share, compared to $2.3 million, or $.33 per share, in 2002.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	September 30, 2003	December 31, 2002
Risk-based capital ratios:
Tier 1 capital	9.34%	9.84%	4.00%
Total capital	10.53	10.97	8.00

Tier 1 leverage ratio	8.30	7.98	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2003 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months was a positive 11.76%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or

(13)

less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

	One Year Or Less	After One Through Three Years	After Three Years	Total
	(dollars in thousands)
Federal funds sold and interest-bearing deposits with banks	$5,731	$—	$—	$5,731
Investment securities and securities available-for-sale	97,611	12,571	31,866	142,048
Loans, exclusive of nonaccrual loans	499,018	73,480	238,215	810,713

Interest-earning assets	602,360	86,051	270,081	958,492

Interest-bearing deposits	353,947	170,634	59,820	584,401
Other borrowings	129,211	—	20,000	149,211

Interest-bearing liabilities	483,158	170,634	79,820	733,612

Interest sensitivity gap	$119,202	$(84,583)	$190,261	$224,880

Cumulative interest sensitivity gap	$119,202	$34,619	$224,880

Cumulative interest sensitivity gap as a % of total assets	11.76%	3.42%	22.19%

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

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest bearing products would not reprice below a certain point. Also, the Company recognized that for evaluating interest rate risk in the current rate environment, a downward shift of 200 basis points is not practical. As a result, the simulation applied a 100 basis point shift downward and the upward shift remained at 200 basis points. The analysis measures the potential change in earnings and in the market value of portfolio equity over a one-year time horizon, captures optionality factors such as call features imbedded in investment and loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on June 30, 2003 data, the simulation analysis reflects a 6.9% drop in net interest income and a 3.4% increase in economic value of equity if rates fall 100 basis points, and a 4.3% increase in net interest income and a 12.3% drop in economic value of equity with a 200 basis point increase in rates.

(14)

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

Residential Mortgage Loans Originated for Sale:

The outstanding balance of mortgage loans originated for sale increased $3.6 million, from $10.5 million at December 31, 2002 to $14.1 million at September 30, 2003, due to increased first mortgage origination activity corresponding to the low interest rate environment. While remaining strong during September 2003, first mortgage origination activity slowed as compared to levels achieved during the months of March 2003 through August 2003. Management anticipates origination activity will continue to slow as mortgage rates increase. Residential mortgage loans originated for sale are carried at the lower of cost or the committed sale price, determined on an individual basis.

Loans and Nonperforming Assets:

At September 30, 2003, the Company’s loan portfolio, net of unearned income, totaled $797.1 million, or 78.6% of its total assets. The most significant categories of loans in the Company’s portfolio were commercial, real estate development and construction, residential and commercial mortgages and retail.

Since December 31, 2002, total loans increased $132.3 million, or 19.9%. Real estate development and construction loans and commercial loans rose $62.8 million and $45.0 million, respectively, since December 31, 2002. Commercial mortgage loans increased $7.0 million, while residential mortgage loans increased $2.0 million. Retail and other loans increased $15.5 million during the nine month period.

Commercial loans constitute the largest portion of the Company’s loan portfolio. Commercial business loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. Commercial mortgages are typically secured by office condominiums, retail buildings, warehouse and general purpose space. These loans generally have maturities of five years or less. At September 30, 2003, commercial loans totaled $243.2 million, or 30.5% of total loans, and commercial mortgages totaled $129.5 million, or 16.2% of total loans. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

(15)

Real estate development and construction loans constitute the second largest portion of the Company’s lending activities, totaling $249.8 million at September 30, 2003. A breakdown by type follows:

	Amount	Percent
	(dollars in thousands)
Residential construction (a)	$92,828	37.1%
Residential land development	75,923	30.4%
Residential land acquisition (b)	36,287	14.6%
Commercial construction	33,387	13.3%
Commercial land acquisition	11,403	4.6%

	$249,828	100.0%

(a)	Includes $39.3 million of loans to individuals for construction of primary personal residences.
(b)	Includes $6.8 million of loans to individuals for the purchase of residential building lots.

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

Retail loans, principally loans secured by home equity, represent the third largest component of the Company’s loan portfolio, totaling $159.0 million, or 19.9% of the Company’s total loan portfolio, at September 30, 2003. Of this amount, $149.1 million was comprised of second mortgage loans and home equity lines of credit. Such loans are typically originated for up to 90% of the appraised value of the property, less the amount of any prior liens on the property. Home equity lines of credit generally have maximum terms of fifteen years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). Second mortgage loans are generally originated by the Company at a fixed rate of interest for a term of fifteen years.

The following table provides information concerning nonperforming assets and past-due loans:

	September 30, 2003	December 31, 2002	September 30, 2002
	(dollars in thousands)
Nonaccrual loans (a)	$974	$563	$710
Restructured loans	—	—	—
Other real estate owned	—	178	443

Total nonperforming assets	$974	$741	$1,153

Accruing loans past-due 90 days or more	$127	$168	$219

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

(16)

At September 30, 2003, nonaccrual loans totaled $974,000, comprised primarily of seven commercial relationships with loans totaling $903,000, of which $777,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were three retail loans secured by residential real estate totaling $71,000 and one small consumer loan.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At September 30, 2003, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $7.8 million, of which $1.2 million is guaranteed by the Small Business Administration. The majority of these loans represent commercial loan relationships. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

Impaired loans at September 30, 2003 totaled $903,000, of which $100,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At September 30, 2003, specific reserves assigned to impaired loans totaled $32,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

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

(17)

Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At September 30, 2003, the Allowance was 1.32% of total loans, net of unearned income. The Allowance at September 30, 2003 is considered by management to be sufficient to address the credit risk in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Allowance for credit losses – beginning of period	$8,839	$8,024
Provision for credit losses	1,050	800
Charge-offs	(457)	(439)
Recoveries	1,127	454

Allowance for credit losses – end of period	$10,559	$8,839

Allowance as a percentage of loans receivable, net of unearned income	1.32%	1.33%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	959.03%	950.54%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

Recoveries through the nine months ended September 30, 2003 include the recovery of $745,000 related to loans to a commercial borrower that were charged off in a prior year.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of September 30, 2003, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $70,000. This reserve, like the Allowance, is reviewed regularly to assess its adequacy.

RESULTS OF OPERATIONS

The Company reported earnings for the nine months ended September 30, 2003 of $8.8 million, or $1.19 per diluted common share, compared to $7.4 million, or $1.02 per diluted share, for the same period in 2002, representing an increase of 18.6%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the nine months ended September 30, 2003 was 1.21%, compared to 1.12% for the corresponding period in 2002. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2003 was 14.63%, compared to 13.72% for the corresponding period in 2002.

(18)

Net Interest Income

The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) declined only .02%, from 4.43% for the nine months ended September 30, 2002 to 4.41% for the same period in 2003, despite a 50 basis point reduction in short-term rates on November 8, 2002 and a 25 basis point reduction on June 25, 2003. The Company’s ability to maintain its net interest margin over the period was primarily the result of increases in loan volume and the aggressive repricing of interest-bearing liabilities; specifically, the average balance of loans, net of unearned income, increased $86.8 million, or 13.6%, for the nine month period ended September 30, 2002 as compared to the same period ended September 30, 2003, and the cost of interest-bearing funds declined from 2.43% for the nine month period ended September 30, 2002 to 1.56% for the same period in 2003. The following table provides further analysis of the changes in net interest income:

	Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002
	Increase (Decrease)	Increase/(Decrease) Due to (a)
		Rate	Volume
	(dollars in thousands)
Interest income:
Loans (b)(c)	$613	$(4,066)	$4,679
Investment securities and securities available-for-sale (c)	(1,634)	(630)	(1,004)
Federal funds sold and interest-bearing deposits with banks	122	(58)	180

Total interest income	(899)	(4,754)	3,855

Interest expense:
Deposits	(2,934)	(3,242)	308
Borrowings	(826)	(792)	(34)

Total interest expense	(3,760)	(4,034)	274

Net interest income	$2,861	$(720)	$3,581

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

Interest income decreased $899,000 as a result of the decrease in rates, mitigated by an increase in average interest-earning assets of $89.9 million, or 10.8%, during the nine months ended September 30, 2003, compared to the same period in 2002. The prime contributor to this increase in earning assets was loan growth, as average loans, net of unearned income, increased from $643.9 million for the nine months ended September 30, 2002 to $742.4 million in 2003, a 15.3% increase. During the same period, average federal funds sold increased $19.6 million and average loans originated for sale increased $11.8 million, while investment securities and securities available-for-sale declined by $28.3 million. The average taxable-equivalent yield on interest-earning assets, however, decreased from 6.36% for the nine months ended September 30, 2002 to 5.61% for the same period in 2003, reflecting the historically low interest rate environment.

Interest expense declined 31.4%, from $12.0 million for the nine months ended September 30, 2002 to $8.2 million for the same period in 2003. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 2.43% for the nine months ended September 30, 2002 to 1.56% for the same period in 2003. During the same period, average interest-bearing liabilities increased from $659.6 million for the nine months ended September 30, 2002 to $703.6 million for the same period in 2003, an increase of $44.0 million, or 6.7%. This growth was primarily in average interest-bearing deposits, which increased $46.9 million, mitigated by a decrease in average

(19)

short-term borrowings, including customer funding in the form of commercial paper and repurchase agreements, which decreased $2.9 million.

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

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$742,442	$33,332	6.00%	$643,853	$32,719	6.79%
Investment securities and securities available-for-sale (c)	147,375	5,010	4.55%	175,660	6,644	5.06%
Federal funds sold and interest-bearing deposits with banks	30,745	262	1.14%	11,105	140	1.69%

Total interest-earning assets	920,562	38,604	5.61%	830,618	39,503	6.36%

Noninterest-earning assets:
Cash and due from banks	30,599			33,412
Property and equipment, net	7,376			9,965
Other assets	16,558			17,037
Less: allowance for credit losses	(9,413)			(8,545)

Total assets	$965,682			$882,487

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$90,228	88	0.13%	$71,981	130	0.24%
Savings accounts	85,417	317	0.50%	71,473	582	1.09%
Money market accounts	111,240	570	0.69%	98,288	1,128	1.53%
Certificates of deposit	276,680	5,816	2.81%	274,931	7,884	3.83%
Short-term borrowings	120,011	639	0.71%	122,890	1,466	1.59%
Long-term borrowings	20,000	799	5.34%	20,000	799	5.34%

Total interest-bearing liabilities	703,576	8,229	1.56%	659,563	11,989	2.43%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	170,472			145,959
Other liabilities	11,466			4,932
Stockholders’ equity	80,168			72,033

Total liabilities and stockholders’ equity	$965,682			$882,487

Net interest income		$30,375			$27,514

Net interest spread			4.05%			3.93%

Net interest margin			4.41%			4.43%

(a)	Average balances are calculated as daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $1.5 million and $894,000 for the nine months ended September 30, 2003 and 2002, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

In the first nine months of 2003, net interest income on a tax-equivalent basis rose $2.9 million, or 10.4%, as compared to the same period in 2002, due to more accelerated growth in average earning assets as compared to average interest-bearing liabilities, mitigated by a slight decline in the net interest margin. Specifically, average interest-earning assets grew $89.9 million, or 10.8%, from $830.6 million for the nine months ended September 30, 2002 to $920.6 million for the same period in 2003. Loans, net of unearned income, typically the Company’s highest yielding asset, demonstrated the most significant

(20)

growth, increasing $98.6 million, or 15.3% for the nine months ended September 30, 2003, as compared to the same nine month period in 2002. As a result of this growth, average loans, net of unearned income, increased to 80.7% of total average earning assets for the nine months ended September 30, 2003, up from 77.5% for the same period in 2002. During the nine months ended September 30, 2003, average interest-bearing liabilities grew only $44.0 million, or 6.7%, from $659.6 million for the nine months ended September 30, 2002 to $703.6 million in 2003. The net interest margin for the nine month period declined two basis points, from 4.43% in 2002 to 4.41% in 2003.

In the third quarter of 2003, net interest income on a tax-equivalent basis increased 11.3%, from $9.5 million in 2002 to $10.6 million in 2003, as the cost of interest-bearing liabilities continued to decline and the volume of interest-earning assets continued to grow. The weighted average rate on interest-bearing liabilities fell from 2.27% for the three months ended September 30, 2002 to 1.38% for the same period in 2003, a decline of 39.2% from quarter to quarter. During the same period, average earning assets increased $87.2 million, or 10.0%, reaching $959.2 million at September 30, 2003. In addition, loans, net of unearned income, increased as a percent of earning assets, from 77.2% of total earning assets for the three months ended September 30, 2002 to 83.1% for the same period in 2003. The net interest margin increased to 4.39% for the three months ended September 30, 2003, compared to 4.34% for the same period in 2002.

Noninterest Income

Noninterest income totaled $7.1 million for the nine months ended September 30, 2003, an increase of $2.1 million, or 43.3%, as compared to the corresponding period in 2002. The increase in noninterest income during the first nine months of 2003 as compared to the same period of 2002 was due to an increase in gains on sales of mortgage loans, net of costs, of $1.4 million and an increase in fees charged for deposit services of $371,000. Net gains on the sales of mortgage loans rose due to a $143.2 million, or 124.3%, increase in the volume of loans sold. Growth in mortgage banking revenue during 2003 has been substantially fueled by refinancing activity, which is heavily dependent on mortgage interest rates. The Company expects refinancing activity to slow over time as the number of homeowners who may benefit from refinancing declines and mortgage rates rise. Fees charged for deposit services increased due to continued business development and a significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid.

Noninterest income also increased as a result of increased commission from the sale of financial services. The Company offers a variety of financial planning and investment options to customers, and recognizes commission income as these services are provided. Commission income related to these sales increased $246,000, or 117.1%, during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Noninterest income increased $1.0 million, or 61.0%, in the third quarter of 2003 as compared to the third quarter of 2002 due primarily to an increase of $170,000 in fees charged for deposit services and $758,000 in gains and fees on sales of mortgage loans, net of costs. Commission income from the sale of financial services increased $119,000 during the three months ended September 30, 2003 as compared to the same period in 2002.

Noninterest Expense

Noninterest expense increased $2.5 million or 12.4% for the nine months ended September 30, 2003 as compared to the same period in 2002. Salaries and benefits, the largest component of noninterest expense, rose $1.4 million, or 12.8%, which was primarily the result of merit increases, an increase in the number of average full time equivalent employees from 319 for the nine months ended September 30, 2002 to 329 for the same period in 2003 and higher overtime and retail commissions associated with increased loan volume. Benefits increased $223,000 due in part to an increase of $173,000 in deferred compensation plan costs. The plan is an unfunded plan offering a phantom stock account as one of two investment options. As a result of an increase in the price of the Company’s stock, from $22.03 at December 31, 2002 to $26.81 at September 30, 2003, an additional accrual of $295,000 was needed for the nine months ended September 30, 2003. For the same period in 2002, the accrual was $129,000.

(21)

Occupancy increased $337,000, or 13.6%, in large part because the Company leased its administrative office building for five months, which, until December 2002, it had owned. In June 2003, the Company consolidated several operational and administrative locations into a single 37,000 square foot facility. Branches opened during 2002 account for an additional $52,000 of the variance.

Professional fees increased $414,000 during the first nine months of 2003 as compared to the same period in 2002, primarily due to recoveries of $309,000 in legal fees associated with prior litigation and workout situations recognized in the first nine months of 2002.

Noninterest expense increased $1.1 million, or 16.9%, during the three months ended September 30, 2003 as compared to the same period in 2002. Salaries and employee benefits account for $820,000 of this increase, while occupancy increased an additional $130,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-15(e) and 240.15d-15(e)) are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

(22)

ITEM 5.	OTHER INFORMATION

On September 22, 2003, the Board of Directors of the Company declared a $.125 per share cash dividend to common stockholders of record on October 14, 2003, payable October 24, 2003.

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

On October 20, 2003, the Company furnished information pursuant to Item 12 of Form 8-K reporting third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP PRINCIPAL EXECUTIVE OFFICER:

November 12, 2003	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr. President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

November 12, 2003	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr. Executive Vice President, Corporate Secretary and Chief Financial Officer

(23)