Form 10-K
period 2003-12-31
COLUMBIA BANCORP
filed 2004-03-12
CIK 834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share:
Market value held by non-affiliates based on the closing sales price at June 30, 2003	$136,885,764

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share:
Shares outstanding at March 10, 2004	7,185,603

Documents Incorporated by Reference:

Portions of Definitive Proxy Statement dated April 12, 2004, incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Columbia Bancorp’s current intent, belief and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

Item 3. Legal Proceedings

•	Statement regarding the impact on the Company of routine legal proceedings.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters:

•	Statement regarding management’s expectations toward payment of quarterly dividend on common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2004.

•	Statements regarding title company account volatility.

•	Statement regarding 2004 certificate of deposit pricing strategy.

•	Statements regarding challenges facing management in terms of interest rates, growth in net interest income and overall management of the net interest margin.

•	Statements regarding volatility in mortgage refinancing activity.

•	Statements regarding risk factors to be considered when evaluating an investment in the Company’s Common Stock.

Note 3. Investments:

•	Statement regarding anticipated changes in the fair value of securities in relation to market rates.

Note 9. Commitments and Contingent Liabilities:

•	Statement regarding conversion to new data processing service provider in September 2004.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. Columbia Bancorp undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2004.

PART I

ITEM 1. BUSINESS

General

Columbia Bancorp (the “Company”), a bank holding company, was incorporated in November 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company organized The Columbia Bank (the “Bank”) as a Maryland trust company in May 1988. The Bank currently accounts for substantially all of the Company’s assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is headquartered in Columbia, Maryland and as of December 31, 2003 had a total of twenty-four branch locations in Maryland with ten branch locations in Howard County; four branch locations in Baltimore County; two branch locations in Baltimore City; five branch locations in Prince George’s County; and three branch locations in Montgomery County. The Bank also has mortgage and commercial loan origination and investment services offices in Howard, Baltimore, Prince George’s and Montgomery Counties, Maryland. Wholly owned subsidiaries of the Bank include McAlpine Enterprises, Inc., Howard I, LLC and Howard II, LLC, which are used primarily to manage properties acquired through foreclosure, and Columbia Leasing, Inc., which is an inactive commercial leasing company. At December 31, 2003, the Company had total assets of $1.0 billion, total loans, net of unearned income, of $835.5 million, total deposits of $787.6 million and stockholders’ equity of $85.4 million.

The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. These customers are primarily individuals and small- and medium-sized businesses. The Bank’s business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently applied credit policies.

The executive offices of the Company and the principal office of the Bank are located at 7168 Columbia Gateway Drive, Columbia, Maryland 21046, telephone number (410) 423-8000. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 10-K, respectively, proxy materials on Schedule 14-A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.thecolumbiabank.com. To access the SEC reports, click on “Investor Relations” – “Corporate Profile” – “Documents”. The SEC also maintains an Internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request. The Company’s website also has a Corporate Governance section, containing documents such as the Code of Conduct and Ethics, Corporate Governance Guidelines and the charters of several of the committees of the Board of Directors.

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

Lending Activities

General. The Company’s primary source of income is derived from interest on loans receivable. At December 31, 2003, the Company’s loan portfolio, net of unearned income, totaled $835.5 million, representing 81.2% of its total assets of $1.0 billion. The categories of loans in the Company’s loan portfolio are real estate development and construction, commercial, residential real estate, commercial real estate and retail.

Loan Portfolio Composition. The following table sets forth the Company’s loans by major categories as of December 31, 2003.

(DOLLARS IN THOUSANDS)	Amount	Percent
Real estate – development and construction (1)	$283,599	33.9%
Commercial	221,374	26.5
Real estate – mortgage:
Residential	16,349	2.0
Commercial	143,723	17.2
Retail (2)	169,298	20.2
Other	1,504	0.2

Total loans	$835,847	100.0%

(1)	Loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $50.1 million.
(2)	Includes $160.6 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 2003:

(DOLLARS IN THOUSANDS)	Amount	Percent
Residential construction (1)	$96,068	33.9%
Residential land development	81,139	28.6
Land acquisition (2)	61,370	21.6
Commercial construction	45,022	15.9

Total loans	$283,599	100.0%

(1)	Includes $40.8 million of loans to individuals for construction of primary personal residences.
(2)	Includes $9.3 million of loans to individuals for the purchase of residential building lots, $39.5 million of loans for the acquisition of property for residential development, and $12.6 million of loans for the acquisition of property for commercial development.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwelling. The Company disburses residential real estate development and construction loan funds periodically as pre-specified stages of completion are confirmed based upon site inspections. Interest rates on these loans are usually adjustable.

Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single family dwellings. At December 31, 2003, loans to individuals for the construction of primary personal residences accounted for $40.8 million of the $96.1 million residential construction portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of six to twelve months. The remaining $55.3 million of residential construction loans represented loans to residential builders. Approximately 77% of the units under construction were for residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released.

Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 2003, totaling $81.1 million or 28.6% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, generally for a period of up to 36 months. Residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

Land acquisition loans grew substantially during 2003, increasing from $25.5 million, or 9.0% of the total real estate development and construction portfolio at December 31, 2002, to $61.4 million, or 21.6% of the portfolio, at December 31, 2003. This category is comprised of $9.3 million of loans to individuals for the purchase of residential building lots, $12.6 million of loans for the acquisition of property for commercial development and $39.5 million of loans for the acquisition of property by builders for residential development.

The Company also makes commercial construction loans, which totaled $45.0 million, or 15.9% of the real estate development and construction portfolio at December 31, 2003. These loans are generally extended to borrowers who are experienced in the construction field and who possess adequate financial resources in relation to their commitments and obligations. The underwriting process is designed to confirm that the project will be economically feasible and financially viable; it is generally evaluated as though the Company will provide permanent financing.

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

Commercial Loans. At December 31, 2003, $221.4 million, or 26.5% of the Company’s total loan portfolio, consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan is evaluated for the adequacy of the repayment sources at the time of the approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include accounts receivable, inventory, equipment or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The following table demonstrates the diversity of the Company’s commercial loan portfolio customer base. The largest industry represented by the Company’s commercial borrowers is professional and financial services, which comprises 22.2% of the total portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services.

(DOLLARS IN THOUSANDS)	Amount	Percent
Professional and financial services	$49,098	22.2%
Real estate development and construction	22,885	10.3
Wholesale trade	21,559	9.7
Real estate leasing	15,841	7.2
Retail trade	13,667	6.2
Special trade contractors	12,947	5.8
Other industries (a)	85,377	38.6

Total commercial loans	$221,374	100.0%

(a) No other single industry comprises more than 5% of the total.

Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2003, $143.7 million, or 17.2% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally involve investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. Other commercial mortgages consist of owner occupied properties. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less. The following table describes the collateral underlying the commercial real estate mortgage loan portfolio at December 31, 2003:

(DOLLARS IN THOUSANDS)	Amount	Percent
Investment property
Office buildings	$30,299	21.1%
Retail	19,618	13.7
Residential – 5 or more units	7,488	5.2
Other real estate	7,235	5.0
Retirement community / assisted living	6,733	4.7
Other investment properties (a)	18,261	12.7

Total investment property	89,634	62.4

Owner occupied property
Warehouse	13,120	9.1
Office building	11,939	8.3
Church / private school	8,561	6.0
Recreational real estate	6,071	4.2
Other owner occupied properties (a)	14,398	10.0

Total owner occupied property	54,089	37.6

Total commercial real estate mortgage loans	$143,723	100.0%

(a) No other classification exceeds 4% of the total.

The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios (typically 75% to 80%) and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company’s general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective.

Consumer Loans. At December 31, 2003, $169.3 million, or 20.2% of the Company’s total loan portfolio, consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $135.7 million and $24.9 million, respectively, at December 31, 2003.

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

Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At December 31, 2003, $16.3 million, or 2.0% of the Company’s total loan portfolio, consisted of residential mortgage loans.

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

Other Loans. At December 31, 2003, other loans totaled $1.5 million, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

Market

The Company considers its core markets to be the communities within the Baltimore/Washington corridor, particularly the counties of Howard, Baltimore, Montgomery and Prince George’s. Lending activities are more broad and include primarily Central Maryland, Baltimore City and the District of Columbia. The following table shows the distribution of the Company’s loans and customer funding throughout its core market and the surrounding area as of December 31, 2003:

	Loans		Customer Funding
Counties / Region	Amount	Percent	Amount	Percent
	(DOLLARS IN THOUSANDS)
Core market	$577,108	69.1%	$718,949	81.0%
Other Maryland markets (1)	208,344	24.9	128,161	14.4
Other	50,395	6.0	40,820	4.6

Totals	$835,847	100.0%	$887,930	100.0%

(1)	Includes the District of Columbia.

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

Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank’s principal market may increase, and a further consolidation of financial institutions in Maryland may occur.

Regulation

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956. As such, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Company regarding the acquisition of stock or assets of any bank of which it is not already the majority owner or, with certain exceptions, of any company engaged in non-banking activities.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) requires financial institutions to develop a customer identification plan that includes procedures to:

•	Collect identifying information about customers opening a deposit or loan account

•	Verify customer identity

•	Maintain records of the information used to verify the customer’s identity

•	Determine whether the customer appears on any list of suspected terrorists or terrorist organizations

Under the provisions of the PATRIOT Act, the Bank is also required from time to time to search its customer data base for the names of known or suspected terrorists as provided by the government.

Due to the extensive regulation of the commercial banking business in the United States, the Company is particularly susceptible to changes in federal and state legislation and regulations.

Governmental Monetary Policies and Economic Controls

The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U. S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted. However, the Company’s earnings will be impacted by movement in interest rates, as discussed in Item 7a. “Quantitative and Qualitative Disclosures About Market Risk.”

Employees

At December 31, 2003, the Company and the Bank had 346 employees of whom 76 were officers, 291 were full-time employees and 55 were part-time employees. The Company believes it has an acceptable relationship with its employees.

ITEM 2. PROPERTIES

The Company owned the following properties at December 31, 2003, at a combined book value of $3.3 million:

Location	Description
Ellicott City 9151 Baltimore National Pike Ellicott City, MD 21042	Full-service branch.

Long Gate 4450 Long Gate Parkway Ellicott City, MD 21043	Full-service branch; subject to a ground lease expiring February 2037, assuming that the Company exercises all extension options.

Timonium 67 West Aylesbury Road Timonium, MD 21093	Full-service branch; subject to a ground lease expiring October 2029, assuming that the Company exercises all extension options.

Columbia Town Center 10480 Little Patuxent Parkway Columbia, MD 21044	Detached drive-through branch; subject to a ground lease expiring May 2013, assuming that the Company exercises all extension options.

River Hill 6030 Daybreak Circle Clarksville, MD 21029	Detached drive-through branch; subject to a ground lease expiring November 2017, assuming that the Company exercises all extension options.

Capitol Heights 8703 Central Avenue Capitol Heights, MD 20743	Full-service branch.

The Company leased the following facilities at December 31, 2003, at an aggregate annual rental of $2.2 million.

Location	Description	Lease Expiration Date*
Beltsville 10421 Baltimore Boulevard Beltsville, MD 20705	Full-service branch	May 2021

Bethesda 7900 Wisconsin Avenue Bethesda, MD 20814	Full-service branch	September 2006

Blakehurst 1055 West Joppa Road Towson, MD 21204	Limited-service branch	October 2008

Bowie 4201 Northview Drive, Suite 100 Bowie, MD 20716	Full-service branch	April 2017

Clinton 7600 Old Branch Avenue Clinton, MD 20735	Full-service branch	December 2008

Columbia Town Center 10480 Little Patuxent Parkway Columbia, MD 21044	Full-service branch and investment services office	May 2013

Cross Keys 5100 Falls Road, Suite 96 Baltimore, MD 21210	Full-service branch	November 2005

Edenwald 800 Southerly Road Baltimore, MD 21286	Limited-service branch	December 2008

Gateway Corporate Park 7168 Columbia Gateway Drive Columbia, MD 21046	Administrative, operational and lending offices	June 2013

Greenbelt 7505 Greenway Center Drive Greenbelt, MD 20768	Full-service branch and commercial banking office	May 2006

Harmony Hall 6336 Cedar Lane Columbia, MD 21044	Limited-service branch	November 2004

Harper’s Choice 5485 Harper’s Farm Road Columbia, MD 21044	Full-service branch	March 2005

Heaver Plaza 1301 York Road Lutherville, MD 21093	Full-service branch and commercial banking office	February 2011

Oakland Mills 5880 Robert Oliver Place Columbia, MD 21045	Full-service branch	September 2023

River Hill 6030 Daybreak Circle Clarkesville, MD 21029	Full-service branch	November 2017

Location	Description	Lease Expiration Date*
Rockville 1903 Research Boulevard Rockville, MD 20850	Full-service branch and commercial banking office	November 2008

Roland Park Place 830 West 40th Street Baltimore, MD 21211	Limited-service branch	January 2007

Vantage House 5400 Vantage Point Road Columbia, MD 21044	Limited-service branch	June 2009

West Friendship 12800 Route 144 West Friendship, MD 21794	Full-service branch	December 2012

White Flint 11414 Rockville Pike Rockville, MD 20852	Full-service branch	December 2007

Wilde Lake 10451 Twin Rivers Road Columbia, MD 21044	Full-service branch	June 2012

*	Expiration date, assuming that the Company exercises all extension options.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the National Association of Securities Dealers’ Automated Quotation System (“Nasdaq”) National Market tier of The Nasdaq Stock MarketSM under the symbol “CBMD.”

As a depository institution whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Company and the Bank comply with such capital requirements.

Dividends declared per share on the Company’s common stock were $.525, $.455, and $.41 for 2003, 2002 and 2001, respectively, representing a payout ratio of 31.51% in 2003, 29.72% in 2002 and 35.77% in 2001. Management believes a normal payout ratio to be in a range between 25% and 40% of net income.

On December 18, 2003, the Board of Directors of the Bank authorized a cash dividend of $1.1 million to be paid to the Company on January 16, 2004. In addition, on December 18, 2003, the Board of Directors of the Company declared a $.15 per share cash dividend to shareholders of common stock of record on January 2, 2004, payable January 16, 2004.

During 2002, the Company repurchased and retired 10,000 shares of common stock at an average price of $15.82 per share, pursuant to the Company’s stock repurchase program approved in October 2000. No stock was purchased under this program in 2003. At December 31, 2003, the Company was authorized to repurchase up to 413,550 additional shares under this program. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

The following table presents high and low sale prices and dividends per share of the Company’s Common Stock for the periods indicated.

	LOW	HIGH	DIVIDENDS DECLARED
2003:
Fourth quarter	$27.38	$32.45	$.150
Third quarter	24.48	29.59	.125
Second quarter	22.50	25.96	.125
First quarter	21.80	25.31	.125
2002:
Fourth quarter	$17.63	$22.50	$.125
Third quarter	17.05	23.65	.110
Second quarter	17.05	23.74	.110
First quarter	15.82	18.71	.110

As of December 31, 2003, there were 995 common stockholders of record holding an aggregate of 7,170,882 shares. The Company believes there to be in excess of 3,100 beneficial owners of the Company’s Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2001	2000	1999
Consolidated Income Statement Data:
Interest income	$51,403	$52,566	$58,061	$58,917	$48,775
Interest expense	10,736	15,479	23,983	24,176	19,412

Net interest income	40,667	37,087	34,078	34,741	29,363
Provision for credit losses	1,170	835	1,534	3,423	1,149

Net interest income after provision for credit losses	39,497	36,252	32,544	31,318	28,214
Noninterest income	8,963	7,945	5,930	3,960	4,215
Noninterest expense	29,970	27,166	26,192	27,209	23,438

Income before income taxes	18,490	17,031	12,282	8,069	8,991
Income tax provision	6,586	6,160	4,100	2,848	3,106

Net income	$11,904	$10,871	$8,182	$5,221	$5,885

Net income before merger-related expenses	$11,904	$10,871	$8,182	$6,796	$5,885

Consolidated Balance Sheet Data, at year-end:
Assets	$1,029,255	$982,002	$849,649	$812,650	$688,030
Loans, net of unearned income	835,484	664,826	602,087	539,051	449,225
Deposits	787,608	730,613	638,001	630,484	551,360
Total customer funding (a)	887,930	865,926	734,453	693,025	601,088
Stockholders’ equity	85,449	76,923	69,362	64,520	61,286
Per Share Data:
Number of shares of common stock outstanding, at year-end (in thousands)	7,171	7,110	7,105	7,150	7,150
Net income:
Basic	$1.67	$1.53	$1.15	$0.73	$0.82
Diluted	1.62	1.50	1.13	0.73	0.81
Net income before merger-related expenses:
Basic	1.67	1.53	1.15	0.95	0.82
Diluted	1.62	1.50	1.13	0.94	0.81
Cash dividends declared	0.53	0.46	0.41	0.37	0.21
Tangible book value, at year-end	11.92	10.82	9.76	9.02	8.57
Performance and Capital Ratios:
Return on average assets	1.22%	1.20%	1.01%	0.71%	0.88%
Return on average assets before merger-related expenses	1.22	1.20	1.01	0.93	0.88
Return on average stockholders’ equity	14.63	14.77	12.11	8.36	9.71
Return on average stockholders’ equity before merger-related expenses	14.63	14.77	12.11	10.89	9.71
Net interest margin (b)	4.42	4.37	4.52	5.13	4.79
Average stockholders’ equity to average total assets	8.33	8.11	8.31	8.51	9.12
Year-end capital to year-end risk-weighted assets:
Tier 1	9.28	9.84	9.92	10.48	12.36
Total	10.45	10.97	11.07	11.62	13.56
Year-end Tier 1 leverage ratio	8.43	7.98	8.42	8.37	9.03
Cash dividends declared to net income	31.51	29.72	35.77	50.70	25.32
Asset Quality Ratios:
Allowance for credit losses, at year-end, to:
Total loans, net of unearned income	1.30%	1.33%	1.33%	1.30%	1.35%
Nonperforming and past-due loans	1,123.24	1,209.17	198.17	158.64	265.22
Net charge-offs (recoveries) to average total loans, net of unearned income	(0.11)	—	0.09	0.50	0.13
Nonperforming, restructured and past-due loans to total loans, net of unearned income, at year-end	0.12	0.11	0.67	0.82	0.51
Nonperforming assets and past-due loans to total assets, at year-end	0.09	0.09	0.62	0.91	0.92

(a)	Customer funding represents deposits plus other short-term borrowings from customers.
(b)	Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest-earning assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company achieved outstanding results in 2003, as net income reached a record $11.9 million, an increase of 9.5% as compared to the $10.9 million reported for 2002. For the year ended December 31, 2003, return on average assets was 1.22%, compared to 1.20% for 2002, and return on average equity was 14.63% in 2003, compared to 14.77% for 2002.

The Company’s success in 2003 was driven by four key factors: strong loan demand in the Baltimore/Washington Corridor; controlled management of the cost of funds, resulting in a stabilized net interest margin after several years of volatile short term market interest rates; significant growth in fee income related to mortgage banking activity; and healthy asset quality.

Total loans increased 25.6% during 2003, growing from $665.3 million at December 31, 2002 to $835.8 million at December 31, 2003. The most significant gains were realized in the real estate development and construction loan portfolio, which increased to $283.6 million at December 31, 2003, an increase of 44.6% as compared to December 31, 2002. Comprised primarily of residential construction and residential land acquisition and development loans, this portfolio benefited from sustained demand for loans in the Bank’s primary lending area, a strong local economy and continued low interest rates. The Company has established several niches in lending to small and medium-sized businesses and individuals. One of these niches is residential development and construction lending. While the Baltimore/Washington Corridor provides a strong and opportunistic market, the Company’s niche allows it to effectively compete in many other Maryland counties. Historically, strength in the residential real estate market has been cyclical and influenced by numerous external forces. Therefore, the Company believes future demand for real estate loans will be largely influenced by interest rates and general economic conditions.

The cost of funds decreased from 2.30% for the twelve months ended December 31, 2002 to 1.51% for the twelve months ended December 31, 2003 and contributed to the stabilization of the net interest margin. The component of the cost of funds that has the greatest impact on net interest margin is the cost of certificates of deposit, due to the size of the certificate of deposit portfolio. During 2003, the Company’s conservative deposit pricing policy held growth in the certificate of deposit portfolio to only $10.3 million, or 3.6%, from year to year. The weighted average rate on certificates of deposit fell from 3.65% for the year ended December 31, 2002 to 2.72% for the year ended December 31, 2003. This 93 basis point decline contributed significantly toward supporting the stabilization of the net interest margin.

Deposits increased 7.8% in 2003 to $787.6 million, while customer funding sources, representing deposits plus other short-term borrowings from customers, increased only 2.5% to $887.9 million at December 31, 2003. Several components combined to produce the modest growth in customer funding during the year. Noninterest-bearing deposits showed healthy growth, increasing $35.1 million, or 20.5%, from December 31, 2002 to reach $206.3 million at December 31, 2003. In contrast, the Company’s certificate of deposit portfolio, as noted above, increased only $10.3 million, and short-term borrowings from customers decreased $35.0 million from December 31, 2002 to December 31, 2003, a difference of 25.9%. The driving factor in the decrease in short term borrowings was the decline in balances carried by title company customers. The balances carried by these depositors track closely with mortgage banking activity and mortgage loan pipelines, and have been dropping significantly as settlement activity has slowed. Total title company balances decreased from $106.4 million at December 31, 2002 to $57.2 million at December 31, 2003 and reached a high of $131.3 million at June 30, 2003. The Company believes that these balances will remain volatile during 2004. In order to compensate for the loss of liquidity caused by reduced title company balances, the Company may become more aggressive in pricing its certificate of deposit portfolio to attract additional funding, if necessary. Such a strategy, however, will apply downward pressure on the net interest margin.

Contributing to the Company’s success in 2003 was the increase in fee income derived from mortgage banking activities. Gains and fees on the sales of mortgage loans increased over the last three years from $1.1 million in 2001 to $2.1 million in 2002 to $3.0 million in 2003. The volume of loans sold showed a corresponding increase, from $114.2 million in 2001 to $189.5 million in 2002 to $293.9 million in 2003. These trends track closely with market interest rates. While loan production was exceptionally strong during the entire year 2003, during the fourth quarter of 2003 the volume of loans sold decreased to $36.4 million, compared to $78.4 million in the fourth quarter of 2002. Correspondingly, gains and fees on sales of loans decreased from $890,000 for the three months ended December 31, 2002 to $322,000 for the same period in 2003. The Company believes that fourth quarter 2003 results are more indicative of performance without the incremental impact of mortgage refinancing activity; however, management hopes to improve revenue in the first quarter 2004 as compared to the fourth quarter 2003 with increased business development activities.

Asset quality remained strong at December 31, 2003, with nonperforming assets totaling only $964,000. At December 31, 2003, nonperforming assets and past-due loans represented .09% of total assets. The Company recorded net recoveries during the year of $819,000, largely attributable to one relationship that had been charged off in a previous year.

The discussion that follows provides further detailed analysis regarding the Company’s financial condition and results of operations. It is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking and financial services industry. The application of these accounting principles requires management to make estimates, judgments, and assumptions based upon information available at the time the financial statements are prepared, and affect the amounts reported in the financial statements and the accompanying notes. Accordingly, as this information changes, future financial statements could reflect different results, estimates, judgments, and assumptions. Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments due to their inherent reliance on the use of estimates and assumptions. The Company’s critical accounting policies relate to the determination of the allowance for credit losses (the “Allowance”), other than temporary impairment of investment securities and deferred tax assets.

The Company provides for credit losses through the establishment of the Allowance. The Company’s objective is to ensure that the Allowance is a reasonable estimate of probable credit losses inherent in the loan portfolio at the date of each statement of condition. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. The Company’s estimate of the required Allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on borrowers.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also important.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2003			2002			2001
(DOLLARS IN THOUSANDS)	AVERAGE BALANCES(a)	INTEREST	RATE	AVERAGE BALANCES(a)	INTEREST	RATE	AVERAGE BALANCES(a)	INTEREST	RATE
Assets
Interest-earning assets:
Loans, net of unearned income (b)(c)	$762,860	$45,296	5.94%	$659,426	$43,873	6.65%	$573,103	$47,494	8.29%
Investment securities and securities available-for-sale (c)	144,445	6,366	4.41	174,036	8,682	4.99	158,603	9,727	6.13
Federal funds sold and interest-bearing deposits	25,158	280	1.11	21,268	312	1.47	28,445	1,099	3.86

Total interest-earning assets	932,463	51,942	5.57	854,730	52,867	6.19	760,151	58,320	7.67

Noninterest-earning assets:
Cash and due from banks	30,330			34,676			31,399
Property and equipment, net	7,421			9,753			11,007
Other assets	16,706			16,875			17,812
Less allowance for credit losses	(9,719)			(8,569)			(7,479)

Total assets	$977,201			$907,465			$812,890

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$89,366	$109	0.12%	$75,017	$175	0.23%	$61,524	$281	0.46%
Savings accounts	86,269	374	0.43	72,987	742	1.02	64,282	1,212	1.89
Money market accounts	113,083	704	0.62	100,889	1,447	1.43	107,154	3,092	2.89
Certificates of deposit	280,638	7,627	2.72	278,743	10,185	3.65	270,588	15,424	5.70
Short-term borrowings	121,158	854	0.70	126,293	1,862	1.47	89,624	2,891	3.23
Long-term borrowings	20,000	1,068	5.34	20,000	1,068	5.34	20,000	1,083	5.42

Total interest-bearing liabilities	710,514	10,736	1.51	673,929	15,479	2.30	613,172	23,983	3.91

Noninterest-bearing liabilities:
Noninterest-bearing deposits	175,906			149,546			125,010
Other liabilities	9,404			10,368			7,151
Stockholders’ equity	81,377			73,622			67,557

Total liabilities and stockholders’ equity	$977,201			$907,465			$812,890

Net interest income		$41,206			$37,388			$34,337

Net interest spread			4.06%			3.89%			3.76%

Net interest margin			4.42%			4.37%			4.52%

(a)	Average balances are calculated as the average of daily balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $2.1 million, $1.3 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.
(c)	Interest on tax-exempt loans and securities is presented on a fully taxable-equivalent basis. Interest income includes the effects of taxable-equivalent adjustments using the federal income tax rate of 35.00% and, where applicable, the state rate of 7.00% (or a combined federal and state rate of 39.55%) to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table aggregated $539,000 in 2003, $301,000 in 2002 and $259,000 in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income on a tax-equivalent basis increased to $41.2 million for the year ended December 31, 2003, compared to $37.4 million for 2002. The increase in net interest income during 2003 was primarily the result of the decrease in interest expense on deposits, as interest-bearing deposits continued to reprice downward. This decrease in rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at lower rates. The average rate paid on interest-bearing deposits has dropped steadily over the last three years, from 3.97% for the year ended 2001, to 2.38% for 2002, to 1.55% for 2003. The rate on short-term borrowings, comprised primarily of short-term promissory notes and securities sold under repurchase agreements, has also decreased dramatically, from 3.23% for the twelve months ended December 31, 2001 to .70% in 2003.

Another major contributing factor to the increase in net interest income was the growth in average loans during 2003. Average loans, net of unearned income, increased $103.4 million, or 15.7% from 2002 to 2003. Management attributes the significant increase in average loans during 2003 to successful marketing initiatives and the continued low interest rate environment. The average rate on loans decreased from 6.65% in 2002 to 5.94% in 2003.

The above factors produced results that speak favorably regarding 2003 performance. Strong loan growth, even at lower interest rates, along with lower rates on deposits, combined to modestly improve net interest margin in 2003 (on a fully taxable-equivalent basis) to 4.42%, compared to 4.37% in 2002. Management anticipates downward pressure on the net interest margin given growth objectives and competitive pressures associated with deposits and other funding sources.

The net interest margin in 2002 decreased from 4.52% for the year ended December 31, 2001 to 4.37% for the year ended December 31, 2002. During 2001, the targeted short-term interest rate, as established by the Federal Reserve Bank (the “FRB”), decreased eleven times, which resulted in a decrease in the prime rate from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. The rate remained at 4.75% throughout most of 2002, until a 50 basis point decrease was announced in November of 2002. This unprecedented decline in interest rates resulted in a decrease in the net interest margin from 5.13% in 2000 to 4.52% in 2001 to 4.37% in 2002. The prime rate of interest decreased to 4.00% in June of 2003 and remained there throughout 2003.

The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2003 and 2002.

	2003 VERSUS 2002			2002 VERSUS 2001
(DOLLARS IN THOUSANDS)	INCREASE (DECREASE)	DUE TO CHANGE IN (b)		INCREASE (DECREASE)	DUE TO CHANGE IN (b)
		VOLUME	RATE		VOLUME	RATE
Interest income:
Loans (a)	$1,423	$6,443	$(5,020)	$(3,621)	$6,543	$(10,164)
Investment securities and securities available-for-sale (a)	(2,316)	(1,374)	(942)	(1,045)	885	(1,930)
Federal funds sold and interest-bearing deposits with banks	(32)	51	(83)	(787)	(228)	(559)

Total	(925)	5,120	(6,045)	(5,453)	7,200	(12,653)

Interest expense:
Deposits	(3,735)	371	(4,106)	(7,460)	480	(7,940)
Borrowings	(1,008)	(73)	(935)	(1,044)	907	(1,951)

Total	(4,743)	298	(5,041)	(8,504)	1,387	(9,891)

Net interest income	$3,818	$4,822	$(1,004)	$3,051	$5,813	$(2,762)

(a)	Interest on tax-exempt loans and securities is presented on a fully taxable-equivalent basis.
(b)	The change in interest income and expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Interest Income

Interest income on a tax-equivalent basis decreased $925,000, or 1.7%, in 2003 as compared to 2002 due to a continuation of the historically low interest rate environment. The decline in 2003 was an improvement over 2002 performance, in that the twelve months ended December 31, 2002 showed a decrease of $5.5 million, or 9.4%, in interest income as compared to 2001. As noted above, short-term interest rates fell sharply during 2001 and have remained stable or fallen slightly since then. The result has been a continued decline in the yield on earning assets from 7.67% for the twelve months ended December 31, 2001 to 6.19% for 2002 (148 basis points) to 5.57%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for 2003 (62 basis points). The yield on loans was particularly affected due to the high percentage of variable rate loans carried in the portfolio. The result was a decline in the yield on loans from 8.29% in 2001 to 6.65% in 2002, a 164 basis point decline, to 5.94% in 2003, a further decline of 71 basis points. The effect of this decline in rate was mitigated by two factors: (i) variable rate loans totaling $200.7 million, or 24.0% of total loans, were at their contractual interest rate floor at December 31, 2003, and (ii) growth in average loans outstanding, net of unearned income, was $103.4 million, or 15.7%, during the year. The growth was primarily in the Company’s commercial and real estate development and construction portfolios.

Average federal funds sold and interest-bearing deposits increased slightly during 2003 to $25.2 million. However, average investment securities and securities available-for-sale decreased $29.6 million, or 17.0%. The yield on the portfolio declined as well, as higher-rate securities were called or matured, and were replaced by purchases totaling $92.8 million at lower rates.

Interest Expense

Interest expense decreased $4.7 million, or 30.6%, from $15.5 million in 2002 to $10.7 million in 2003. The cost of interest-bearing funds fell from 2.30% in 2002 to 1.51% in 2003, due to continued low market rates and a conservative pricing strategy. The decline in the rates paid for certificates of deposit was the leading factor in this decrease in the cost of funds. The weighted average rate on interest-bearing deposits decreased from 2.38% in 2002 to 1.55% in 2003 as the average rates on certificates of deposit fell from 3.65% to 2.72%, money market accounts repriced from 1.43% to 0.62%, and the rates on NOW and savings accounts declined from 0.62% to 0.28%. The weighted average rate on borrowings declined from 2.00% in 2002 to 1.36% in 2003. The declines in interest rates were somewhat mitigated by a 7.9% increase in average interest-bearing deposits, from $527.6 million in 2002 to $569.4 million in 2003, which was mitigated by a 4.1% decrease in average short-term borrowings, from $126.3 million in 2002 to $121.2 million in 2003. The primary reason for the run-off in short-term borrowings was the decrease in balances carried by title company depositors. These customers caused balances at December 31, 2002 to increase significantly as mortgage refinancing activity accelerated. At December 31, 2002, title company accounts totaled $106.4 million. Since mortgage refinancing activity subsided, the balances carried by these customers declined to $57.2 million at December 31, 2003. Management believes that the decrease in short-term borrowings due to the run-off of title company balances will be a permanent decline that will be funded immediately by borrowing from the FHLB and recovered over time through the origination of new deposit relationships.

Interest expense decreased $8.5 million, or 35.5%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001, as the cost of interest-bearing funds fell from 3.91% in 2001 to 2.30% in 2002. This decline was mitigated in 2002, however, by an increase of 4.8% in average interest-bearing deposits and a 40.9% increase in average short-term borrowings. A primary source of the increase in short-term borrowing in 2002 was the balances carried by title company depository customers.

Noninterest Income

Noninterest income increased from $7.9 million during 2002 to $9.0 million in 2003 due to increases in gains and fees on sales of mortgage loans, net of costs, and fees charged for services. Specifically, net gains and fees on sales of mortgage loans increased $857,000, or 40.8%, from 2002 to 2003, and fees charged for services increased by $424,000, or 11.9%. The growth in net gains and fees on sales of mortgage loans corresponded to an increase in the volume of mortgage loans sold during the year, from $189.5 million in 2002 to $293.9 million in 2003. This increase in mortgage loan volume was the result of continued low market rates and the accompanying increase in mortgage refinancing activity. Mortgage refinancing activity declined considerably during the fourth quarter of 2003, leading management to believe that refinancing activity will be slower in 2004.

The increase in fees charged for services was due to continued business development activity as well as a significantly reduced earnings credit provided to commercial customers, the effect of which reduces the amount of fees covered by compensating balances and increases the amount of fees paid. Other increases in noninterest income included growth in commissions earned on financial service sales resulting in an increase in income of approximately $306,000. Noninterest income in 2002 included the gain of $720,000 on the sale of the Company’s administrative office building.

Noninterest income increased from $5.9 million during 2001 to $7.9 million, in 2002, due to increases in gains and fees on sales of mortgage loans, net of costs, fees charged for services provided, and a gain realized on the sale of the Company’s administrative office building. Other increases in noninterest income included growth in commissions earned on financial service sales, and a gain of $53,000 on the sale of the $1.8 million credit card portfolio.

Noninterest Expense

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the year ended December 31, 2003 totaled $30.0 million, representing an increase of $2.8 million, or 10.3%, as compared to 2002. Salaries and payroll taxes, the largest component of noninterest expense, represented the largest portion of the increase, growing $1.2 million, or 9.2%, from 2002 to 2003. Salaries and wages increased $1.2 million during the period due to merit increases and an increase in the average number of full-time equivalent employees from 322 in 2002 to 342 in 2003. Other components of salaries, including payroll taxes and retail incentives, increased $256,000 from 2002 to 2003. Employee benefits increased by $463,000, primarily reflecting costs associated with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s Deferred Compensation Plan, driven by an appreciation in the Company’s stock from $22.03 at December 31, 2002 to $31.95 at December 31, 2003. Amounts deferred by the participant and contributed by the Company in the form of a matching contribution accrue earnings based on the prime rate of interest or the performance of the Company’s common stock, as directed by the participant.

Occupancy costs increased $478,000, reflecting the transition from property ownership in 2002 to rental in 2003, as the Company sold its administrative office building and moved into leased office space. Data processing costs increased $299,000 as the Company implemented new products and services and transaction activity increased.

Noninterest expense for 2002 increased $1.0 million, or 3.7%, from $26.2 million in 2001. Salaries and benefits represented the largest portion of the increase, growing $1.1 million, or 7.9%, from 2001 to 2002. Other expense categories that experienced growth in 2002 included marketing and data processing. These increases were negated, however, by recoveries of professional fees totaling $307,000.

Income Taxes

Income tax expense was $6.6 million in 2003, compared to $6.2 million in 2002 and $4.1 million 2001. The effective tax rate was 35.6% in 2003, 36.2% in 2002 and 33.4% in 2001. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments.

REVIEW OF FINANCIAL CONDITION

Cash and Due From Banks

Cash and due from banks represents cash on hand, cash on deposit with other banks and cash items in process of collection. As a result of the Company’s cash management services provided to large, sophisticated corporate customers (which includes cash concentration activities and processing coin and currency transactions), cash balances may be higher than industry averages for banks of a similar asset size.

Analysis of Investments

The investment portfolio consists of investment securities and securities available-for-sale. Investment securities are those securities that the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The components of the investment portfolio were as follows at December 31:

	2003		2002		2001
(DOLLARS IN THOUSANDS)	INVESTMENT SECURITIES	SECURITIES AVAILABLE- FOR-SALE	INVESTMENT SECURITIES	SECURITIES AVAILABLE- FOR-SALE	INVESTMENT SECURITIES	SECURITIES AVAILABLE- FOR-SALE
Collateralized mortgage obligations and mortgage-backed securities (a)	$3,479	$23,169	$6,228	$4,804	$2,822	$6,977
Securities of U.S. Government sponsored agencies	73,865	5,613	106,317	14,726	118,867	21,860
Trust preferred stocks	—	15,827	—	15,404	—	15,400
Other equity securities	—	1,240	—	764	—	801
General purpose revenue bonds	—	8,114	—	—	—	—
Investment in Federal Home Loan Bank stock	—	2,620	—	2,217	—	2,288
Other investments	—	—	—	1,038	—	1,033

	$77,344	$56,583	$112,545	$38,953	$121,689	$48,359

(a)	The entire balance is issued and guaranteed by U.S. Government sponsored agencies.

The investment portfolio decreased $17.6 million from December 31, 2002 to December 31, 2003 due primarily to scheduled maturities and accelerated calls of securities in 2003 totaling $102.0 million, offset by purchases of securities of $92.2 million. Principal repayments accounted for an additional $7.3 million of the year-to-year decrease in the balance. Proceeds from the sale of securities available-for-sale in 2003 were $777,000, which included gross gains of $28,000. Proceeds from the sale of securities available-for-sale in 2002 totaled $42,000, which included gross gains of $2,000. There were no securities sold during 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amortized cost, estimated fair values and weighted average yield of debt securities at December 31, 2003, by maturities, are shown below. Mortgage-backed securities are categorized by their estimated maturities based upon the most recent monthly prepayment factors, which may change. All other debt securities are categorized based on contractual maturities.

(DOLLARS IN THOUSANDS)	INVESTMENT SECURITIES				SECURITIES AVAILABLE-FOR-SALE				CURRENT WEIGHTED AVERAGE YIELD(a)
	AMORTIZED COST	UNREALIZED		ESTIMATED FAIR VALUE	AMORTIZED COST	UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES			GAINS	LOSSES
Trust preferred stocks:
Due after ten years	$—	$—	$—	$—	$15,904	$245	$(322)	$15,827	5.48%
Mortgage-backed securities:
Due after one through five years	—	—	—	—	87	2	—	89	5.73%
Due after five through ten years	—	—	—	—	18,021	65	(114)	17,972	5.76%
Due after ten years	3,479	68	—	3,547	13,190	63	(31)	13,222	5.46%
Securities of U.S. Government sponsored agencies:
Due one year or less	26,019	476	—	26,495	4,500	52	—	4,552	4.76%
Due after one through five years	47,846	212	(72)	47,986	1,000	61	—	1,061	2.81%

	$77,344	$756	$(72)	$78,028	$52,702	$488	$(467)	$52,723	4.34%

(a)	Tax-equivalent weighted average yield.

Analysis of Loans

The table below represents a breakdown of loan balances of the Company at December 31.

(DOLLARS IN THOUSANDS)	2003	2002	2001	2000	1999
Real estate – development and construction (a)	$283,599	$196,186	$175,003	$129,547	$100,770
Commercial	221,374	177,073	147,395	157,067	141,561
Real estate – mortgage:
Residential	16,349	13,779	15,648	18,594	18,892
Commercial	143,723	134,485	115,450	90,680	72,274
Consumer:
Retail (b)	169,298	143,359	146,379	139,967	111,864
Credit card	—	6	2,389	2,572	2,217
Other	1,504	382	463	1,035	1,908

Total loans	$835,847	$665,270	$602,727	$539,462	$449,486

(a)	At December 31, 2003, 2002, 2001, 2000 and 1999, loans to individuals for constructing primary personal residences amounted to $40.8 million, $30.6 million, $22.9 million, $17.4 million and $12.3 million, respectively.
(b)	Primarily loans secured by the borrowers’ principal residences in the form of home equity lines of credit and second mortgages.

The Company experienced continued loan growth during the year ended December 31, 2003, as total loans increased $170.6 million, or 25.6%. The real estate development and construction loan portfolio exhibited exceptional growth during 2003 due to strong market conditions in the Bank’s primary lending area, continued low interest rates and sustained business development. The result was an increase in the portfolio of $87.4 million, or 44.6% from year to year. Refer to “Item 1. Business – Lending Activities” for a detailed explanation of the categories that comprise the real estate development and construction loan portfolio. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2002 to December 31, 2003:

	December 31,		Variance
(DOLLARS IN THOUSANDS)	2003	2002	Amount	Percent
Residential construction	$96,068	$72,793	$23,275	32.0%
Residential land development	81,139	55,065	26,074	47.4
Land acquisition	61,370	25,460	35,910	141.0
Commercial construction	45,022	42,868	2,154	5.0

Total loans	$283,599	$196,186	$87,413	44.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial loans also exhibited strong growth during 2003, increasing $44.3 million, or 25.0% as compared to December 31, 2002. The most significant increase within this category of loans was in variable rate term loans and lines of credit, which increased a total of $37.0 million, or 50.0%. The Company has been very successful in the current interest rate environment in limiting long-term fixed rate lending. Fixed rate commercial loans represent only 25.8% of the total commercial loan portfolio and decreased 15.9% from December 31, 2002 to December 31, 2003.

Retail loans, primarily home equity lines of credit and second mortgages, increased $25.9 million, or 18.1%, from December 31, 2002 to December 31, 2003 due to the decline in mortgage refinancing activity that had been fueling a high level of payoff activity.

The Company believes that the strong growth exhibited by the loan portfolio during 2003 was the result of healthy market conditions, continued low interest rates and successful business development efforts. While none of these factors are expected to change significantly, the Company does not anticipate sustaining an annual growth rate in loans of 25%, comparable to 2003.

The following table summarizes the Company’s exposure resulting from loan concentrations in its loan portfolio. Loan concentrations result when loans are made to a number of borrowers engaged in similar activities that may be similarly impacted by economic or other conditions. This table presents the Company’s credit concentration as of December 31, 2003 to borrowers involved in real estate development and/or construction or borrowers in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. There were no other loan concentrations exceeding 10% of gross loans as of December 31, 2003.

	TOTAL PRINCIPAL
(DOLLARS IN THOUSANDS)	REAL ESTATE DEVELOPMENT/ CONSTRUCTION	REAL ESTATE MANAGEMENT	TOTAL CONCENTRATION
Loans receivable	$208,484	$111,512	$319,996
Unused credit lines	176,445	25,670	202,115
Letters of credit (a)	14,530	148	14,678

	$399,459	$137,330	$536,789

(a)	Includes letters of credit totaling $6.8 million that are secured by cash.

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2003, exclusive of nonaccrual loans totaling $892,000. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company’s experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	MATURING
	IN ONE YEAR OR LESS		AFTER 1 THROUGH 5 YEARS		AFTER 5 YEARS
(DOLLARS IN THOUSANDS)	FIXED	VARIABLE(a)	FIXED	VARIABLE(a)	FIXED	VARIABLE(a)	TOTAL
Commercial	$17,939	$56,054	$58,645	$62,222	$25,216	$471	$220,547
Real estate-development and construction	51,885	184,513	15,284	18,039	7,485	6,393	283,599
Real estate-mortgage	3,828	14,754	35,014	30,370	48,260	27,798	160,024
Retail and other	8,686	45,615	9,481	850	104,919	1,234	170,785

	$82,338	$300,936	$118,424	$111,481	$185,880	$35,896	$834,955

(a)	Fixed rate loans include $200.7 million in variable rate loans that have reached a contractual interest rate floor and are therefore fixed until rates rise and the notes are again free to float. Such loans total $61.7 million maturing in one year or less, $23.5 million maturing after one through five years and $115.5 maturing after five years.

The following table provides information concerning nonperforming assets and past-due loans at December 31.

(DOLLARS IN THOUSANDS)	2003	2002	2001	2000	1999
Nonaccrual loans (a)	$892	$563	$3,230	$3,917	$2,284
Restructured loans	—	—	—	294	—
Other real estate owned	—	178	1,187	2,996	4,035

Total nonperforming assets	$892	$741	$4,417	$7,207	$6,319

Accruing loans past-due 90 days or more	$72	$168	$819	$218	$5

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

Nonaccrual loans totaled $892,000 at December 31, 2003 and consisted primarily of five commercial relationships with loans totaling $827,000, of which $710,000 was guaranteed by the Small Business Administration. Nonaccrual loans also included six retail loans totaling $65,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At the end of 2003, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $8.2 million, of which $1.5 million is guaranteed by the Small Business Administration. The largest of these loans is a $2.8 million commercial relationship that is current in all payments of principal and interest and is secured by residential real estate with an appraised value well in excess of the carrying value of the loan. Another facility included in potential problem loans at December 31, 2003 was a commercial relationship totaling $1.7 million, secured by commercial assets other than real estate. Nearly all of the remaining loans included as potential problem loans at December 31, 2003 were commercial loans secured by business assets other than real estate; the average relationship was less than $200,000 and the largest relationship was $752,000. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), the Company measures impaired loans (i) at the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent.

If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment. The Company’s impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans that management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of interest and/or principal is in doubt or the date that principal or interest is 90 days or more past-due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans totaled $827,000 and $488,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $100,000 and $44,000, respectively, were collateral dependent. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. Specific reserves assigned to impaired loans totaled $13,000 at December 31, 2003 and $25,000 at December 31, 2002. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance at a level adequate to absorb potential losses within the loan portfolio. The provision for credit losses was $1.2 million for 2003, as compared to $835,000 for 2002 and $1.5 million for 2001.

The Allowance consists of three elements: (i) specific reserves for individual credits; (ii) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (iii) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for estimated losses stemming from uncollectible interest because the Company generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing the Allowance with respect to the Company’s commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the Company’s internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required Allowance. Adjustment factors that are considered include: the levels and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and real estate (construction and non-residential mortgage) portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

Retail and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At December 31, 2003, the Allowance was 1.30% of total loans, net of unearned income. The Allowance at December 31, 2003 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for those with on-balance-sheet-risk. As of December 31, 2003, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $55,000. This reserve, like the Allowance, is reviewed quarterly to assess its adequacy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain information regarding the Allowance for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001	2000	1999
Allowance at beginning of year	$8,839	$8,024	$7,026	$6,071	$5,489
Less losses charged off:
Commercial	166	368	648	2,003	481
Real estate	161	15	73	404	180
Retail	133	91	30	95	117
Credit cards	10	61	103	130	14

Total losses charged off	470	535	854	2,632	792

Recoveries of losses previously charged off:
Commercial (b)	1,143	441	214	115	30
Real estate	29	43	73	20	95
Retail	111	18	14	19	94
Credit cards	6	13	17	10	6

Total recoveries	1,289	515	318	164	225

Net losses charged off (recoveries)	(819)	20	536	2,468	567
Provision for credit losses	1,170	835	1,534	3,423	1,149

Allowance at end of year	$10,828	$8,839	$8,024	$7,026	$6,071

Ratio of allowance to nonperforming, restructured and past-due loans (a)	1,123.24%	1,209.17%	198.17%	158.64%	265.22%

Ratio of allowance to loans, net of unearned income	1.30%	1.33%	1.33%	1.30%	1.35%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.
(b)	Commercial recoveries in 2003 included a single recovery of $746,000 that related to a commercial loan relationship partially charged-off in a prior year.

A breakdown of the Allowance is provided in the table below; however, management does not believe that the Allowance can be segregated by category with precision. The breakdown of the Allowance is based primarily on those factors discussed previously in evaluating the Allowance as a whole. Since all of those factors are subject to change, the breakdown is not necessarily indicative of the category of actual or realized credit losses.

The following table presents the allocation of the Allowance among the various loan categories at December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001	2000	1999
Commercial	$4,130	$3,075	$2,402	$2,636	$1,467
Real estate	4,806	4,154	3,845	2,301	2,639
Retail	1,576	1,213	1,217	954	566
Unallocated	316	397	560	1,135	1,399

	$10,828	$8,839	$8,024	$7,026	$6,071

The table below provides a percentage breakdown of the loan portfolio by category to total loans, net of unearned income, at December 31:

	2003	2002	2001	2000	1999
Commercial	26.5%	26.6%	24.4%	29.1%	31.2%
Real estate	51.1	49.7	48.2	40.8	42.7
Retail	22.4	23.7	27.4	30.1	26.1

	100.0%	100.0%	100.0%	100.0%	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Earning Assets

Residential mortgage loans originated for sale declined from $10.5 million at December 31, 2002 to $6.0 million at December 31, 2003, due to a decline at year-end in mortgage banking activity. Federal funds sold and interest-bearing deposits with banks totaled $3.5 million at December 31, 2003, as compared to $101.5 million at December 31, 2002 and $6.5 million at December 31, 2001. The balance outstanding at December 31, 2002 was unusually high as year-end deposit growth, including balances held by title company customers, outpaced loan growth and cash requirements. The balance outstanding at December 31, 2003 is considered by management to be reasonable considering loan and deposit balances and liquidity requirements.

Deposit Analysis

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2003		2002		2001
(DOLLARS IN THOUSANDS)	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE
Noninterest-bearing deposits	$175,906	—%	$149,546	—%	$125,010	—%
Interest-bearing deposits:
NOW accounts	89,366	0.12	75,017	0.23	61,524	0.46
Savings accounts	86,269	0.43	72,987	1.02	64,282	1.89
Money market accounts	113,083	0.62	100,889	1.43	107,154	2.89
Certificates of deposit	280,638	2.72	278,743	3.65	270,588	5.70

Total interest-bearing deposits	569,356	1.55	527,636	2.38	503,548	3.97

Total deposits	$745,262	1.18%	$677,182	1.85%	$628,558	3.18%

Total deposits increased $57.0 million during the year ended December 31, 2003. Noninterest-bearing deposits increased $35.1 million, and interest-bearing deposits grew $21.9 million. We believe this growth was attributable to successful marketing and business development activities.

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31. Of the total certificates of deposit in amounts of $100,000 or more at December 31, 2003, $44.3 million, or 50.0%, was comprised of penalty-free certificates, which can be withdrawn without penalty prior to maturity. The Company had no brokered deposits as of December 31, 2003, 2002 or 2001.

(DOLLARS IN THOUSANDS)	2003	2002	2001
Maturing in:
3 months or less	$10,351	$7,996	$10,562
Over 3 months through 6 months	8,530	8,912	12,297
Over 6 months through 12 months	36,575	34,994	34,759
Over 12 months	33,282	22,615	4,504

	$88,738	$74,517	$62,122

Short-term Borrowings

Short-term borrowings consisted of short-term promissory notes issued to certain qualified investors, securities sold under repurchase agreements, federal funds purchased and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The short-term promissory notes are in the form of commercial paper sold to the Bank’s customers, reprice daily and have maturities of 270 days or less. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated in the Bank’s FRB account from the Company’s other investment securities. Short-term borrowings from the FHLB outstanding during 2003, 2002 and 2001 repriced daily, had maturities of one year or less and could have been prepaid without penalty. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

For additional information on short-term borrowings, refer to note 14 of the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-term Borrowings

At December 31, 2003, 2002 and 2001, the Company had three long-term advances from the FHLB totaling $20.0 million, with fixed rates of interest ranging from 4.64% to 5.51%. The advances are scheduled to mature in 2008.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers of the Company, as well as to meet current and planned expenditures. During the year ended December 31, 2003, for example, net loan disbursements in excess of principal repayments totaled $143.8 million. These cash requirements were satisfied through net growth in deposits of $57.0 million and a $98.0 million decrease in federal funds sold.

The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $491.7 million at December 31, 2003. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $254.6 million, or 51.8% of the $491.7 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. Commercial commitments to extend credit and unused lines of credit totaled $117.9 million, or 24.0% of the $491.7 million, at December 31, 2003 and generally do not extend for more than 12 months. At December 31, 2003, available home equity lines totaled $110.3 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2002, total title company relationships accounted for $106.4 million, or 12.1% of the total customer funding of $878.5 million. Mortgage refinancing activity began to decline during the fourth quarter of 2003. As a result, at December 31, 2003, total title company relationships accounted for $57.2 million, or 6.4% of the total customer funding of $887.9 million. The Company expects these title company balances to remain volatile during 2004, even as mortgage refinancing activity subsides.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to extreme volatility. At December 31, 2003, total customer funding was $887.9 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $698.9 million, or 78.7% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on year-end interest rates, totaled $90.9 million at December 31, 2003 and federal funds sold and interest-bearing deposits with banks were $3.5 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line of $143.9 million, equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2003, outstanding advances from the FHLB totaled $45.6 million. The Bank also has an established borrowing capacity at the FRB. At December 31, 2003, the Bank had pledged sufficient collateral to borrow up to $50.0 million from the FRB; no balances were outstanding on that date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Total stockholders’ equity was $85.4 million at December 31, 2003, representing an increase of $8.5 million, or 11.1%, from December 31, 2002. The growth of stockholders’ equity during 2003 was primarily attributable to the earnings of the Company of $11.9 million less cash dividends declared on common stock of $3.8 million.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 2003, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other intangibles and making various other adjustments (“Tier 1 capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves (“Tier 2 capital”). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average assets) of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to bank regulatory agencies.

The tables below present the Company’s capital position relative to its various minimum statutory and regulatory capital requirements at December 31, 2003.

	TIER 1 LEVERAGE RATIO
(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT OF AVERAGE ASSETS
Tier 1 capital (a)	$85,436	8.4%
Tier 1 leverage ratio requirement	40,530	4.0

Excess	$44,906	4.4%

Quarterly average total assets	$1,013,251

	RISK-BASED CAPITAL RATIO
(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT OF RISK- WEIGHTED ASSETS
Tier 1 capital (a)	$85,436	9.3%
Risk-based Tier 1 capital requirement	36,841	4.0

Excess	$48,595	5.3%

Tier 1 capital (a)	$85,436	9.3%
Tier 2 capital (b)	10,828	1.2

Total risk-based capital	96,264	10.5
Risk-based capital requirement	73,682	8.0

Excess	$22,582	2.5%

Risk-weighted assets	$921,028

(a) Tier 1 capital is comprised of the following at December 31, 2003:
GAAP capital	$85,449
Less unrealized net losses on securities available-for-sale, net of taxes	70
Less unrealized net losses on equity securities available-for-sale, net of taxes	(83)

$85,436

(b) Tier 2 capital includes the allowance for credit losses, limited to 1.25% of risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees entered into or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Company’s consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure, since the Company holds no significant variable interest entities that would require disclosure or consolidation. However, the provisions of FIN 46R may impact the Federal Reserve Board’s position that Trust Preferred Securities issued may be included in Tier 1 capital, with certain limitations. The Company has always viewed the issuance of Trust Preferred Securities as an efficient and cost effective capital resource, but has yet to issue such. Depending on the final position of the Federal Reserve Board, the issuance of Trust Preferred Securities may not be available to the Company as a capital resource.

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 3.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Company is evaluating the operational requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 (“FSP 106-1”) regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation made this election until the impact can be estimated. Once authoritative guidance is issued, management will evaluate the impact on the Company.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Company’s earnings, financial condition or equity. The required disclosures are included in note 11.

OFF-BALANCE SHEET ARRANGEMENTS

The Company engages in financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit, and standby letters of credit. The Company applies the same credit policies in making commitments and conditional obligations for off-balance sheet instruments as it does for on-balance sheet credits. These obligations are reviewed quarterly as part of the determination of the Allowance to determine the appropriate reserve for loss needed for off-balance sheet arrangements. As of December 31, 2003, the reserve associated with financial instruments with off-balance sheet risk totaled $55,000.

For a more detailed discussion of the Company’s off-balance sheet arrangements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and note 10 of the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business. Among these obligations are long-term FHLB advances, operating leases related to branch and administrative facilities, and a long term contract with a data processing service provider (refer to note 9 of the consolidated financial statements). Payments required under these obligations, including interest, are set forth in the table below.

	Payment Due By Period
(DOLLARS IN THOUSANDS)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt obligations	$24,660	$1,068	$2,136	$21,456	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	14,150	2,220	4,105	2,654	5,171
Purchase obligations (a)	1,485	1,485	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$40,295	$4,773	$6,241	$24,110	$5,171

(a)	Represents payments required under contract with the Company’s current data processing service provider that expires in October 2004. In February 2004, the Company entered into a five-year contract with a new data processing service provider that extends through September 2008. Under the new contract, the Company is required to make payments totaling $196,000 less than one year from December 31, 2003, $2.3 million more than one year to three years, and $1.9 million more than three years to five years from December 31, 2003, for a total of $4.4 million required under the contract, assuming current asset size and transaction volume. The payment obligation under this contract is subject to change annually based on the Bank’s asset size and the volume of transactions processed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENT CONSIDERATIONS—RISK FACTORS

The Company’s Common Stock is traded on the National Association of Securities Dealers’ Automated Quotation System (“Nasdaq”) National Market tier of The Nasdaq Stock MarketSM under the symbol “CBMD.” A prospective investor should review and consider carefully the following risk factors, together with the other information contained in this Annual Report and included in the reports incorporated by reference, when evaluating an investment in the Company’s Common Stock.

Growth Strategy and Possible Need for Additional Capital

The Company intends to continue its growth strategy, focused primarily on its ability to develop new account relationships, establish new branches, complete potential acquisitions and generate loans and deposits at acceptable risk levels and on acceptable terms. While the Company believes that its capital is currently sufficient to support the Company’s operations and anticipated expansion within its existing markets during at least the next twelve months and meets all regulatory requirements, other factors such as faster than anticipated growth, reduced earnings levels and revision in regulatory requirements may force the Company to seek additional capital. There can be no assurance that the Company will be successful in implementing, or will have the necessary regulatory capital to implement, its growth strategy. See “Item 1. Business – Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Competition

The Company operates in a competitive environment, competing for deposits and loans with commercial banks, thrift institutions and other financial institutions that may possess greater financial resources than those available to the Company. These institutions may have substantially higher lending limits that the Company, and may provide certain services for their customers, such as trust and insurance services, which the Company does not currently offer directly to its customers. Additional competition for deposits comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. It is impossible to predict the competitive impact on the Company of certain federal and state legislation and/or regulations relating to the banking industry and interstate banking. See “Item 1. Business – Competition” and “Item 1. Business – Regulation.”

Economic Conditions and Monetary Policy

The operating results of the Company will depend to a great extent upon the rate differentials between the yields earned on its loans, securities and other earning assets and the rates paid on its deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of the Company’s loan and deposit portfolio determines the Company’s sensitivity to these factors. At December 31, 2003, the Company has a one year cumulative interest sensitivity gap of $164.5 million (and a one year cumulative interest sensitivity gap ratio of 16.0%). See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”

Like other depository institutions, the Company is affected by the monetary policies implemented by the Federal Reserve Board and other federal entities. A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on the operations of the Company. In particular, the Company’s ability to make loans, attract deposits and realize gains on the sale of residential mortgage loans, as well as public demand for loans, could be adversely affected. See “Item 1. Business – Governmental Monetary Policies and Economic Controls.”

Allowance for Credit Losses

The risk of credit loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an Allowance for credit losses based upon, among other things, historical loss experience in the loan portfolios, the levels and trends in past-due and nonaccrual loans, the status of nonaccrual loans and other loans identified as having the potential for further deterioration, credit risk and industry concentrations, trends in loan volume, the effects of any changes in lending policies and procedures or underwriting standards, and a continuing evaluation of the economic environment. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an Allowance sufficient to absorb inherent losses within the portfolio. If management’s assumptions and judgments prove to be incorrect and the Allowance is inadequate to absorb inherent losses, or if bank regulatory authorities require the Company to increase the Allowance, the Company’s earnings could be significantly and adversely affected.

As of December 31, 2003, the Allowance was $10.8 million, or 1.30% of total loans, net of unearned income. Nonaccrual loans totaled $892,000 and accruing loans past-due 90 days or more totaled $72,000. The Company actively manages its

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nonperforming loans in an effort to minimize credit losses and monitors its asset quality to maintain an adequate Allowance. Although management believes that the Allowance is adequate, there can be no assurance that the Allowance will prove sufficient to cover inherent credit losses. Further, although management uses the best information available to make determinations with respect to the Allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Company’s nonperforming or performing loans. Material additions to the Company’s Allowance would result in a decrease in the Company’s net income, possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

Liquidity

Liquidity is needed to fund the Company’s financial obligations, including lending obligations, as well as the deposit withdrawal requirements of customers. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and likely calls in the Company’s investment portfolio and available lines of credit with the FHLB and the FRB, which require pledged collateral. There can be no assurances, however, that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on the Company’s ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings. For a more complete analysis of the Company’s liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that result from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates, while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals. Critical to the management of this process is the ALCO’s interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans and funding sources to achieve an acceptable spread between the Company’s return on its earning assets and its cost of funds.

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003 and the Company’s interest sensitivity gap at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 16.0%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at December 31, 2003. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

	INTEREST SENSITIVITY PERIOD
(DOLLARS IN THOUSANDS)	LESS THAN 3 MONTHS	WAR(a)	AFTER 3 THROUGH 12 MONTHS	WAR(a)	AFTER 1 THROUGH 2 YEARS	WAR(a)	AFTER 2 THROUGH 3 YEARS	WAR(a)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$3,497	0.8%	$—	—%	$—	—%	$—	—%
Investment securities	30,625	3.1	38,019	3.9	2,220	4.2	3,000	3.1
Securities available-for-sale	17,251	4.0	4,988	7.7	3,061	8.7	90	5.7
Residential mortgages originated for sale	6,046	5.6	—	—	—	—	—	—
Loans (b):
Commercial	133,471	4.4	9,570	6.7	13,415	6.2	10,076	6.4
Real estate – development and construction	232,719	4.7	28,962	5.2	6,833	4.6	4,401	5.1
Real estate – mortgage
Residential	3,421	6.3	725	6.3	407	5.9	480	7.6
Commercial	50,748	5.0	4,615	7.1	19,630	5.9	6,387	6.8
Retail and other	49,344	5.1	4,954	7.0	2,837	8.2	3,431	6.7

Total loans	469,703	4.7	48,826	5.9	43,122	5.9	24,775	6.4

Total interest-earning assets	527,122	4.6	91,833	5.2	48,403	6.0	27,865	6.0

Interest-bearing liabilities:
Deposits:
NOW accounts	7,201	0.1	22,505	0.1	60,310	0.1	—	—
Savings accounts	14,569	0.3	42,849	0.3	28,281	0.3	—	—
Money market accounts	18,833	0.5	55,393	0.5	36,559	0.5	—	—
Certificates of deposit	35,977	1.5	128,275	1.4	32,168	2.6	38,006	3.0
Short-term borrowings	128,844	0.5	—	—	—	—	—	—
Long-term borrowings	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	205,424	0.6	249,022	0.9	157,318	0.7	38,006	3.0

Interest sensitivity gap	$321,698		$(157,189)		$(108,915)		$(10,141)

Cumulative interest sensitivity gap	$321,698		$164,509		$55,594		$45,453

Cumulative interest sensitivity gap as a percentage of total assets	31.3%		16.0%		5.4%		4.4%

(a)	Weighted average rate at December 31, 2003, presented on a fully taxable-equivalent basis.
(b)	Loans receivable are stated before deducting unearned income and allowance for credit losses. The balance also excludes nonaccrual loans totaling $892,000.

	INTEREST SENSITIVITY PERIOD
(DOLLARS IN THOUSANDS)	AFTER 3 THROUGH 4 YEARS	WAR(a)	AFTER 4 THROUGH 5 YEARS	WAR(a)	AFTER 5 YEARS	WAR(a)	TOTAL	WAR(a)	FAIR VALUE
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$—	—%	$—	—%	$—	—%	$3,497	0.8%	$3,497
Investment securities	—	—	—	—	3,480	0.8	77,344	3.7	78,028
Securities available-for-sale	—	—	—	—	31,193	5.3	56,583	5.3	56,583
Residential mortgages originated for sale	—	—	—	—	—	—	6,046	5.6	6,046
Loans (b):
Commercial	11,895	7.0	18,950	6.1	23,170	6.7	220,547	5.2
Real estate – development and construction	2,956	4.7	455	5.5	7,273	5.2	283,599	4.8
Real estate – mortgage
Residential	647	7.4	313	6.7	10,308	6.4	16,301	6.4
Commercial	20,974	6.7	9,124	7.1	32,245	6.7	143,723	6.0
Retail and other	1,970	7.9	2,099	7.3	106,150	5.1	170,785	5.2

Total loans	38,442	6.7	30,941	6.0	179,146	5.6	834,955	5.2	842,442

Total interest-earning assets	38,442	6.7	30,941	6.0	213,819	5.5	978,425	5.1	986,596

Interest-bearing liabilities:
Deposits:
NOW accounts	—	—	—	—	—	—	90,016	0.1	90,016
Savings accounts	—	—	—	—	—	—	85,699	0.3	85,699
Money market accounts	—	—	—	—	—	—	110,785	0.5	110,785
Certificates of deposit	53,575	4.6	6,784	2.9	—	—	294,785	2.4	298,070
Short-term borrowings	—	—	—	—	—	—	128,844	0.5	128,844
Long-term borrowings	—	—	—	—	20,000	5.3	20,000	5.3	21,691

Total interest-bearing liabilities	53,575	4.6	6,784	2.9	20,000	5.3	730,129	1.3	735,111

Interest sensitivity gap	$(15,133)		$24,157		$193,819		$248,296

Cumulative interest sensitivity gap	$30,320		$54,477		$248,296

Cumulative interest sensitivity gap as a percentage of total assets	2.9%		5.3%		24.1%

(a)	Weighted average rate at December 31, 2003, presented on a fully taxable-equivalent basis.
(b)	Loans receivable are stated before deducting unearned income and allowance for credit losses. The balance also excludes nonaccrual loans totaling $892,000.

The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Projected run-off of deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, are computed based upon the most recently proposed decay rate assumptions set forth by the Federal Financial Institutions Examination Council (“FFIEC”). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion of these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity date.

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest-bearing products would not reprice below a certain point. The Company also recognized that for evaluating interest rate risk in the current rate environment, a downward shift of 200 basis points is not practical. As a result, the simulation applied a 100 basis point shift downward and the upward shift remained at 200 basis points. The analysis measures the potential change in earnings over a one-year time horizon and in the market value of portfolio equity, captures optionality factors such as call features embedded in investment and loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on December 31, 2003 data, the simulation analysis provided the following profile of the Company’s interest rate risk:

	IMMEDIATE RATE CHANGE
	+200BP	-100BP	POLICY
Net interest income at risk	4.7%	-7.0%	+/-7.5%
Economic value of equity	-17.24%	3.3%	+/-20.0%

Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools, however, provide a comprehensive evaluation of the Company’s exposure to changes in interest rates, enabling management to better control the volatility of earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION

Columbia Bancorp and Subsidiary

December 31, 2003 and 2002

(DOLLARS IN THOUSANDS)	2003	2002
Assets
Cash and due from banks	$35,846	$37,909
Federal funds sold and interest-bearing deposits with banks	3,497	101,462
Investment securities – fair value $78,028 in 2003 and $114,991 in 2002	77,344	112,545
Securities available-for-sale	56,583	38,953
Residential mortgage loans originated for sale	6,046	10,515
Loan receivables:
Real estate - development and construction	283,599	196,186
Commercial	221,374	177,073
Real estate - mortgage:
Residential	16,349	13,779
Commercial	143,723	134,485
Retail, principally residential equity lines of credit and second mortgages	169,298	143,359
Other	1,504	388

Total loans	835,847	665,270
Less:
Unearned income, net of origination costs	363	444
Allowance for credit losses	10,828	8,839

Loans, net	824,656	655,987
Other real estate owned	—	178
Property and equipment, net	7,332	6,974
Prepaid expenses and other assets	17,951	17,479

Total assets	$1,029,255	$982,002

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$206,323	$171,182
Interest-bearing deposits:
Savings and checking	286,500	274,914
Certificates of deposit:
Under $100,000	206,047	210,000
$100,000 and over	88,738	74,517

Total deposits	787,608	730,613
Short-term borrowings	128,844	147,903
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	7,354	6,563

Total liabilities	943,806	905,079

Stockholder’s equity:
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,170,882 and 7,109,607 shares at December 31, 2003 and 2002, respectively	72	71
Additional paid-in capital	47,886	47,439
Retained earnings	37,561	29,408
Accumulated other comprehensive income	(70)	5

Total stockholders’ equity	85,449	76,923

Total liabilities and stockholders’ equity	$1,029,255	$982,002

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Columbia Bancorp and Subsidiary

Years Ended December 31, 2003, 2002 and 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2001
Interest income:
Loans	$44,962	$43,649	$47,313
Investment securities	6,161	8,605	9,649
Federal funds sold and interest-bearing deposits with banks	280	312	1,099

Total interest income	51,403	52,566	58,061

Interest expense:
Deposits	8,814	12,549	20,009
Borrowings	1,922	2,930	3,974

Total interest expense	10,736	15,479	23,983

Net interest income	40,667	37,087	34,078
Provision for credit losses	1,170	835	1,534

Net interest income after provision for credit losses	39,497	36,252	32,544

Noninterest income:
Fees charged for services	3,994	3,570	3,081
Gains and fees on sales of mortgage loans, net of costs	2,955	2,098	1,126
Gain on sale of investment securities	28	2	—
Gains (losses) on sales of property and equipment, net	(10)	757	(44)
Net income on other real estate owned	22	110	240
Commissions earned on financial service sales	606	300	119
Other	1,368	1,108	1,408

Total noninterest income	8,963	7,945	5,930

Noninterest expense:
Salaries and employee benefits	16,451	14,784	13,706
Occupancy, net	3,818	3,340	3,497
Equipment	1,958	1,852	2,180
Data processing	1,955	1,656	1,351
Marketing	1,038	887	388
Professional fees	663	242	796
Cash management services	579	639	636
Stationery and supplies	459	464	473
Postage	385	336	336
Deposit insurance	196	179	183
Other	2,468	2,787	2,646

Total noninterest expense	29,970	27,166	26,192

Income before income taxes	18,490	17,031	12,282
Income tax provision	6,586	6,160	4,100

Net income	$11,904	$10,871	$8,182

Net income per common share:
Basic	$1.67	$1.53	$1.15
Diluted	1.62	1.50	1.13

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Columbia Bancorp and Subsidiary

Years Ended December 31, 2003, 2002 and 2001

(DOLLARS IN THOUSANDS)	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance December 31, 2000	$71	$48,378	$16,512	$(441)	$64,520
Comprehensive income
Net income	—	—	8,182	—	8,182
Unrealized gain on securities available-for sale	—	—	—	444	444

Total comprehensive income	—	—	—	—	8,626
Cash dividends declared on common stock	—	—	(2,926)	—	(2,926)
Exercise of options for 26,042 shares of common stock	—	105	—	—	105
Purchase of 69,400 shares of common stock	—	(963)	—	—	(963)

Balance December 31, 2001	71	47,520	21,768	3	69,362
Comprehensive income
Net income	—	—	10,871	—	10,871
Unrealized gain on securities available-for sale	—	—	—	2	2

Total comprehensive income	—	—	—	—	10,873
Cash dividends declared on common stock	—	—	(3,231)	—	(3,231)
Exercise of options for 14,369 shares of common stock	—	77	—	—	77
Purchase of 10,000 shares of common stock	—	(158)	—	—	(158)

Balance December 31, 2002	71	47,439	29,408	5	76,923
Comprehensive income
Net income	—	—	11,904	—	11,904
Unrealized loss on securities available-for sale	—	—	—	(75)	(75)

Total comprehensive income	—	—	—	—	11,829
Cash dividends declared on common stock	—	—	(3,751)	—	(3,751)
Exercise of options for 61,275 shares of common stock	1	447	—	—	448

Balance December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Columbia Bancorp and Subsidiary

Years Ended December 31, 2003, 2002 and 2001

(DOLLARS IN THOUSANDS)	2003	2002	2001
Cash flows from operating activities:
Net income	$11,904	$10,871	$8,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,798	1,803	1,864
Amortization of loan fee income	(2,125)	(1,254)	(1,026)
Provision for credit losses	1,170	835	1,534
Provision for deferred income taxes	927	130	99
Provision for losses on other real estate owned	—	20	—
Gains and fees on sales of mortgage loans, net of costs	(2,955)	(2,098)	(1,126)
Gain on sale of other loans	—	(53)	—
Gain on sale of investment securities	(28)	(2)	—
(Gains) losses on sales/disposals of property and equipment, net	10	(757)	44
Proceeds from sales of residential mortgage loans originated for sale	293,926	189,460	114,164
Disbursements for residential mortgage loans originated for sale	(286,502)	(186,466)	(122,538)
Loan fees deferred, net of origination costs	2,045	1,058	1,255
(Increase) decrease in prepaid expenses and other assets	(1,053)	(675)	2,013
Increase in accrued expenses and other liabilities	604	1,522	406

Net cash provided by operating activities	19,721	14,394	4,871

Cash flows provided by (used in) investing activities:
Loan disbursements in excess of principal repayments	(143,785)	(52,711)	(39,204)
Loan purchases	(34,932)	(26,770)	(40,130)
Loan sales	8,958	16,971	15,513
Purchases of investment securities	(60,625)	(75,521)	(113,758)
Purchases of securities available-for-sale	(32,139)	(1,262)	(65)
Proceeds from maturities and principal repayments of investment securities	95,710	84,569	129,746
Proceeds from maturities and principal repayments of securities available-for-sale	13,575	10,654	13,805
Proceeds from sales of securities available-for-sale	777	42	—
Additions to other real estate owned	—	(95)	(176)
Sales of other real estate owned	178	1,084	2,005
Purchases of property and equipment	(1,990)	(669)	(1,117)
Disposals of property and equipment	2	3,118	141
Purchase of life insurance	—	—	(778)
Increase in cash surrender value of life insurance	(298)	(321)	(361)

Net cash used in investing activities	(154,569)	(40,911)	(34,379)

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Columbia Bancorp and Subsidiary

Years Ended December 31, 2003, 2002 and 2001

(DOLLARS IN THOUSANDS)	2003	2002	2001
Cash flows provided by (used in) financing activities:
Net increase in deposits	$56,995	$92,612	$7,517
Increase (decrease) in short-term borrowings	(19,059)	30,551	24,168
Cash dividends distributed on common stock	(3,564)	(3,124)	(2,860)
Net proceeds from stock options exercised	448	77	105
Purchase of common stock	—	(158)	(963)

Net cash provided by financing activities	34,820	119,958	27,967

Net increase (decrease) in cash and cash equivalents	(100,028)	93,441	(1,541)
Cash and cash equivalents at beginning of year	139,371	45,930	47,471

Cash and cash equivalents at end of year	$39,343	$139,371	$45,930

Supplemental information:
Interest paid on deposits and borrowings	$10,815	$15,757	$24,177
Income taxes paid	7,600	5,555	3,980
Transfers of loans to other real estate owned	—	—	20

See accompanying notes to consolidated financial statements.

MANAGEMENT’S STATEMENT OF RESPONSIBILITIES

Columbia Bancorp and Subsidiary

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company’s financial position and results of operations and is reliable and relevant to a meaningful understanding of the Company’s business.

Management has prepared the financial statements in accordance with accounting principles generally accepted in the United States of America, making appropriate estimates and judgments, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analyses, all financial information presented elsewhere in this annual report is consistent with the information presented in the audited consolidated financial statements.

Oversight of the Company’s auditing and financial reporting processes is provided by the Audit Committee of the Board of Directors, which consists of outside directors. This Committee meets on a regular basis with the internal auditor, who reports directly to the Committee, to approve the audit schedule and scope, discuss the adequacy of the internal control system and the quality of financial reporting, review audit reports and discuss findings and actions taken to address them. The Committee also reviews the Company’s annual report to shareholders on Form 10-K. The Audit Committee meets regularly with the external auditors, and has direct and private access to them at any time.

The independent accounting firm of KPMG LLP has audited the Company’s consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. As indicated in the independent auditors’ report, KPMG is responsible for conducting the audit in accordance with auditing standards generally accepted in the United States of America in order to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

/s/ John M. Bond, Jr.	/s/ John A. Scaldara, Jr.
John M. Bond, Jr.	John A. Scaldara, Jr.
Chief Executive Officer	President, Chief Operating
Officer and Chief Financial
Officer

INDEPENDENT AUDITORS’ REPORT

Columbia Bancorp and Subsidiary

The Board of Directors and Stockholders

Columbia Bancorp:

We have audited the accompanying consolidated statements of condition of Columbia Bancorp and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Baltimore, Maryland

March 5, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Columbia Bancorp and Subsidiary

December 31, 2003, 2002 and 2001

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Columbia Bancorp and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

Organization

The Company was formed November 16, 1987 and is a Maryland corporation chartered as a bank holding company. The Company holds all the issued and outstanding shares of common stock of The Columbia Bank (the “Bank”). The Bank is a Maryland trust company that engages in general commercial banking operations. Deposits in the Bank are insured, subject to regulatory limitations, by the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank provides comprehensive and service-intensive commercial and retail banking services to individuals and small and medium-sized businesses. Services offered by the Bank include a variety of loans and a broad spectrum of commercial and consumer financial services.

Basis of presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include all accounts of the Company and its wholly-owned subsidiary, The Columbia Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2003. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “Allowance”), other than temporary impairment of investment securities and deferred tax assets. In connection with the determination of the Allowance, management prepares fair value analyses and obtains independent appraisals as necessary. Management believes that the Allowance is sufficient to address the losses inherent in the current loan portfolio. While management uses available information to recognize losses on loans, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s Allowance. Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examinations.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment securities

The Company classifies its securities as trading securities, investment securities or securities available-for-sale. The Company has no trading securities. Investment securities are debt securities that the Company has the intent and ability to hold until maturity. All other securities are classified as securities available-for-sale. Investment securities are recorded at cost, adjusted for amortization of premium and accretion of discount. Securities available-for-sale are recorded at their fair value and unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported as an item of other comprehensive income until realized. Transfers of securities between categories are recorded at fair value on the date of transfer. The accumulated unrealized holding gains or losses on debt securities at the time of a transfer from securities available-for-sale to investment securities are amortized into earnings over the remaining life of the security as an adjustment to yield.

A decline in the market value of any security that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security. Gains and losses on sales of securities are determined on a specific identification basis; purchases and sales of securities are recognized on a trade-date basis.

Federal funds sold

Federal funds sold are carried at cost, which approximates market, and are generally sold for one-day periods.

Residential mortgage loans originated for sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis.

Loans receivable

Loans are stated at the amount of unpaid principal reduced by unearned income and the allowance for credit losses. Unearned income consists of commitment and origination fees, net of origination costs. Loans are generally placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), the Company measures impaired loans (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses.

SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment. The Company’s impaired loans are, therefore, comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status. The Company recognizes interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are normally applied to principal. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

The Company provides for credit losses through the establishment of the Allowance by provisions charged against earnings. The Company’s objective is to ensure that the Allowance is adequate to cover probable credit losses inherent in the loan portfolio at the date of each statement of condition. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. The Company’s estimate of the required Allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on borrowers.

Real estate properties acquired in satisfaction of loans

Real estate properties acquired in satisfaction of loans are reported in other real estate owned and are recorded at the lower of cost or estimated fair value less selling costs. Subsequent write-downs are included in noninterest income, along with operating income and expenses of such properties and gains or losses realized upon disposition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation generally is computed on the straight-line basis over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are generally amortized over the lesser of the terms of the related leases or the lives of the assets. Maintenance and repairs are expensed as incurred.

Any gain or loss on the sale of an asset is treated as an adjustment to the basis of its replacement, if traded in, or as an income or expense item, if sold. Leases are accounted for as operating leases since none meet the criteria for capitalization.

Income taxes

The Company and its subsidiary file a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

Per share data and net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares outstanding during the period. The dilutive effects of options, discussed in note 11, and their equivalents are computed using the treasury stock method.

Information relating to the calculations of earnings per common share is summarized as follows for the years ended December 31:

(AMOUNTS IN THOUSANDS,	2003		2002		2001
EXCEPT PER SHARE DATA)	BASIC	DILUTED	BASIC	DILUTED	BASIC	DILUTED
Net income used in EPS computation	$11,904	$11,904	$10,871	$10,871	$8,182	$8,182

Weighted average shares outstanding	7,134	7,134	7,100	7,100	7,145	7,145
Dilutive securities	—	236	—	163	—	69

Adjusted weighted average shares used in EPS computation	7,134	7,370	7,100	7,263	7,145	7,214

Net income per common share	$1.67	$1.62	$1.53	$1.50	$1.15	$1.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001
Net income, as reported	$11,904	$10,871	$8,182
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(237)	(280)	(167)

Pro forma net income	$11,667	$10,591	$8,015

Net income per common share:
Basic:
As reported	$1.67	$1.53	$1.15
Pro forma	1.64	1.49	1.12
Diluted:
As reported	1.62	1.50	1.13
Pro forma	1.58	1.46	1.11

The per share weighted average fair values of options granted during 2003, 2002 and 2001 were $10.38, $7.51 and $4.73, respectively. These values were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2003	2002	2001
Dividend yield	2.10%	2.41%	3.18%
Expected volatility	37.22%	37.83%	38.87%
Risk-free interest rate	4.05%	4.81%	5.24%
Expected lives	10 years	10 years	10 years

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits with banks.

Comprehensive income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in the statements of stockholders’ equity. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity.

Recent Accounting Developments

In July 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees entered into or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Company’s consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure, since the Company holds no significant variable interest entities that would require disclosure or consolidation. However, the provisions of FIN 46R may impact the Federal Reserve Board’s position that Trust Preferred Securities issued may be included in Tier 1 capital, with certain limitations. The Company has always viewed the issuance of Trust Preferred Securities as an efficient and cost effective capital resource, but has yet to issue such. Depending on the final position of the Federal Reserve Board, the issuance of Trust Preferred Securities may not be available to the Company as a capital resource.

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 3.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Company is evaluating the operational requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 (“FSP 106-1”) regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation made this election until the impact can be estimated. Once authoritative guidance is issued, management will evaluate the impact on the Company.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Company’s earnings, financial condition or equity. The required disclosures are included in note 11.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At December 31, 2003 and 2002, the required reserve balances were $12.4 million and $21.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: INVESTMENT SECURITIES AND SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at December 31, 2003:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Investment securities:
Federal agency securities	$73,865	$688	$72	$74,481
Mortgage-backed securities	3,479	68	—	3,547

Total	$77,344	$756	$72	$78,028

Securities available-for-sale:
Federal agency securities	$5,500	$113	$—	$5,613
Mortgage-backed securities	31,298	130	145	31,283
Trust preferred stocks	15,904	245	322	15,827
Investment in Federal Home Loan Bank stock	2,620	—	—	2,620
Other equity securities	1,377	53	190	1,240

Total	$56,699	$541	$657	$56,583

The amortized cost and estimated fair values of investment securities and securities available-for-sale were as follows at December 31, 2002:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Investment securities:
Federal agency securities	$106,317	$2,313	$—	$108,630
Mortgage-backed securities	4,196	133	—	4,329
Collateralized mortgage obligations	2,032	—	—	2,032

Total	$112,545	$2,446	$—	$114,991

Securities available-for-sale:
Federal agency securities	$14,194	$532	$—	$14,726
Mortgage-backed securities	4,566	238	—	4,804
Trust preferred stocks	15,898	292	786	15,404
Investment in Federal Home Loan Bank stock	2,217	—	—	2,217
Other equity securities	1,073	—	309	764
Other securities	998	40	—	1,038

Total	$38,946	$1,102	$1,095	$38,953

The Company is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount equal to at least 1% of the unpaid balance of the Company’s residential mortgage loans, 5% of its outstanding advances from the FHLB or $500, whichever is greater. The investment in FHLB stock at December 31, 2003 of $2.6 million was equal to approximately 10% of the outstanding advances from the FHLB.

The amortized cost and estimated fair values of nonequity investment securities and securities available-for-sale at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2003		2002
(DOLLARS IN THOUSANDS)	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE
Investment securities:
Due in one year or less	$26,019	$26,495	$10,058	$10,297
Due after one year through five years	47,846	47,986	96,259	98,333
Collateralized mortgage obligations and mortgage-backed securities	3,479	3,547	6,228	6,361

Total	$77,344	$78,028	$112,545	$114,991

Securities available-for-sale:
Due in one year or less	$4,500	$4,552	$7,944	$8,169
Due after one year through five years	1,000	1,061	7,248	7,595
Due after ten years	15,904	15,827	15,898	15,404
Mortgage-backed securities	31,298	31,283	4,566	4,804

Total	$52,702	$52,723	$35,656	$35,972

Proceeds from the sale of securities available-for-sale in 2003 were $777,000, which included gross gains of $28,000. Proceeds from the sale of securities available-for-sale in 2002 were $42,000, which included gross gains of $2,000. There were no sales of investment securities or securities available-for-sale during 2001.

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
(DOLLARS IN THOUSANDS)	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS
Securities of U.S. Government sponsored agencies	$20,428	$72	$—	$—	$20,428	$72
Mortgage-backed securities	16,734	145	—	—	16,734	145
Trust preferred stocks	—	—	7,831	322	7,831	322

Total debt securities	37,162	217	7,831	322	44,993	539
Equity securities	—	—	884	190	884	190

Total temporarily impaired securities	$37,162	$217	$8,715	$512	$45,877	$729

The agency securities for which an unrealized loss is recorded are notes of the Federal Home Loan Bank and are fully guaranteed by an agency of the Federal Government. They are classified in the held-to-maturity category, which indicates that the Company has the intent and the ability to hold the securities until they are called or mature. All of the agency securities reflecting a loss position are callable in 2004 and mature in 2006. The unrealized losses on the mortgage-backed securities are a function of the low interest rate environment, which increases the likelihood of refinancing or early payoff of the underlying mortgages. The trust preferred stocks that have been in a loss position for the last twelve months or more are variable-rate securities and, therefore, have been repriced downward as rates have declined. The fair value of the securities is expected to rise when market rates begin to rise. The equity securities are primarily long-term investments of the holding company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2003, investment securities and securities available-for-sale were pledged as collateral for the following purposes:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	ESTIMATED FAIR VALUE
FHLB borrowings	$44,756	$44,931
Repurchase agreements	50,767	51,171
Federal Reserve Bank	1,000	1,051
Public deposits	4,500	4,594

Total	$101,023	$101,747

NOTE 4: NONPERFORMING ASSETS, IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

Nonperforming assets and loans past-due 90 days or more but not in nonaccrual status were as follows at December 31:

(DOLLARS IN THOUSANDS)	2003	2002
Nonaccrual loans	$892	$563
Other real estate owned	—	178

Total nonperforming assets	$892	$741

Accruing loans past-due 90 days or more	$72	$168

At December 31, 2003, nonaccrual loans totaled $892,000 and consisted primarily of five commercial relationships totaling $827,000, of which $710,000 is guaranteed by the Small Business Administration (the “SBA”). In accordance with standard industry practices, no interest was recorded on these commercial loans while they were in nonaccrual status. Had the loans not been in nonaccrual status, the Company would have recognized $39,000 in additional interest income during 2003. Nonaccrual loans also include six retail loans totaling $65,000.

Impaired loans totaled $827,000 and $488,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $100,000 and $44,000, respectively, were collateral dependent. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. Specific reserves assigned to impaired loans totaled $13,000 at December 31, 2003 and $25,000 at December 31, 2002.

The average recorded investment in impaired loans, the amounts of income recognized, and the amounts of income recognized on a cash basis were as follows during the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Average recorded investment in impaired loans	$730	$488	$3,581
Interest income recognized on a cash basis during impairment	5	—	15

An analysis of the allowance for credit losses is summarized as follows for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Balance at beginning of year	$8,839	$8,024	$7,026
Provision for credit losses	1,170	835	1,534
Charge-offs	(470)	(535)	(854)
Recoveries	1,289	515	318

Balance at end of year	$10,828	$8,839	$8,024

Ratio of allowance to loans, net of unearned income	1.30%	1.33%	1.33%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: RELATED PARTY TRANSACTIONS

The Bank has made loans to certain of its executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers. The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Balance at beginning of year	$11,696	$6,345	$5,179
Additions	7,985	12,433	5,649
Repayments	(9,480)	(7,082)	(4,483)

Balance at end of year	$10,201	$11,696	$6,345

In November 1997, the Bank acquired through foreclosure a 75% interest in a residential development project consisting of 262 residential building lots in various stages of development. Also, in November 1997, the Bank engaged The Michael Companies, Inc., a real estate development company owned solely by Mr. Kenneth Michael, a director of the Company, to serve as development and marketing manager with respect to the project. The final lots in the project were delivered in February 2003. The Michael Companies, Inc. earned a development fee of $1,200 per lot as lots were developed and sold, $200 of which was deferred until all public improvements had been dedicated and any bonds related to the property had been released. In addition, The Michael Companies, Inc. earned a sales commission of 4%, the Bank’s share being 3%, of the sales price of each lot at settlement. In 2003, the Bank paid The Michael Companies, Inc. sales commissions of $8,640 and development fees of $7,200, of which $1,200 was deferred. In addition, the final retainer of $52,600, representing the $200 per lot deferred throughout the project, was paid to The Michael Companies, Inc. in 2003, the Bank’s share of which was $39,450. In 2002, the Bank paid The Michael Companies, Inc. sales commissions of $47,505 and development fees of $37,800, of which $6,300 was deferred. In 2001, the Bank paid The Michael Companies, Inc. sales commissions of $96,800 and development fees of $61,200, of which $10,200 was deferred.

The Michael Companies, Inc. acted as agent in the sale of a property in 2003 previously acquired through foreclosure that was fully charged-off in earlier years. For these services, The Michael Companies, Inc. earned a 10% sales commission of $3,590.

The Michael Companies, Inc. was instrumental in selling another property in 2001 that was previously acquired through foreclosure, with a carrying value of $396,000 at the time of sale. Under this arrangement, The Michael Companies, Inc. earned a sales commission of 6%, or $25,200.

Pursuant to a services agreement between the Company and Winfield M. Kelly, Jr., effective March 8, 2000, as amended April 1, 2002 and January 26, 2004 (the “Agreement”), Mr. Kelly, Jr. serves as the Chairman of the Company and the Bank until the 2004 Annual Meeting of Shareholders. Subsequent to such Annual Meeting, Mr. Kelly, Jr. will serve as Vice-Chairman of the Board and lead independent director of the Company and the Bank at such compensation as the Board shall determine. Upon the earlier of (i) notification by Mr. Kelly, (ii) March 8, 2005 or (iii) an event resulting in a change in a controlling interest of the Company or the Bank, the Company shall pay Mr. Kelly the sum of $200,000, an amount which became payable to Mr. Kelly upon the merger with Suburban Bancshares, Inc. (“Suburban”) as a result of a change-in-control agreement between him and Suburban.

In August 1999, the Bank entered into an agreement with an automobile dealership owned principally by Mr. Kelly. Under terms of the agreement, the Bank purchases qualifying automobile loans originated by the dealership. The dealership receives a customary dealer reserve (premium) and reimburses the Bank as a result of loans that pay prior to their scheduled maturity. The dealership reimbursed the Bank $10,000 in 2003, $18,000 in 2002 and $25,000 in 2001 for such prepaid loans. In addition, the Bank purchased two automobiles totaling $27,900 from the dealership during 2002.

During 2003, the Bank engaged the law firm of Shulman, Rogers, Gandal, Pordy & Ecker, P.A., of which Mr. Shulman, a director of the Company, is a partner, and paid the firm $46,000 to perform various legal services in the normal course of business. The Bank also engaged the services of Knight, Manzi, Nussbaum & LaPlaca, P.A., of which Mr. LaPlaca, a director of the Company, is a partner, to perform routine legal services, for which the Bank paid the firm $1,100.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: OTHER REAL ESTATE OWNED

Net income (expense) on other real estate owned is summarized as follows for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Net gain on sales	$44	$155	$285
Operating expenses	(22)	(25)	(45)
Provision for losses	—	(20)	—

Net income	$22	$110	$240

No interest related to other real estate owned was capitalized in 2003, 2002 or 2001.

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	2003	2002
Land	$1,356	$1,356
Buildings and leasehold improvements	6,498	6,364
Furniture and equipment	8,925	8,139
Software	1,642	1,541
Automobiles	80	80

	18,501	17,480
Less accumulated depreciation and amortization	11,169	10,506

	$7,332	$6,974

In the fourth quarter of 2002, the Company sold its administrative office building and leased it back from the purchaser on terms that meet the criteria for a “normal leaseback.” The Company recognized a gain of $720,000 on this transaction.

NOTE 8: PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	2003	2002
Accrued interest receivable	$4,152	$4,376
Net deferred tax asset	5,685	4,800
Cash surrender value of life insurance	6,779	6,481
Other	1,335	1,822

	$17,951	$17,479

NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES

The Company occupies office space under long-term noncancellable operating lease agreements. The leases expire at various dates through 2019 and provide for renewal options ranging from one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. A summary of the noncancellable payments due under these leases, net of rental income due under a sublease agreement, is as follows at December 31, 2003 (in thousands):

2004	$2,220
2005	2,219
2006	1,886
2007	1,547
2008	1,107
After 2008	5,171

$14,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The lease amounts represent minimum rentals, excluding property taxes, operating expenses or percentage rent which the Company may be obligated to pay. Rental expense was $2.4 million in 2003, and $2.1 million in both 2002 and 2001.

The Company utilizes a third party servicer to provide data processing services under terms of an agreement that expires in October 2004. Data processing costs are based upon account and transaction volume and currently approximate $165,000 monthly. In February 2004, the Company entered into a five-year contract with a new data processing services provider. The Company anticipates converting its data in September 2004, which will result in cost savings to the Company.

The Company is also party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

NOTE 10: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

Credit risk is the possibility of sustaining a loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit. The Company’s exposure to credit risk is represented by the contractual amounts of those financial instruments. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments with off-balance-sheet credit risk is as follows at December 31:

(DOLLARS IN THOUSANDS)	2003	2002
Commitments to extend credit and available credit lines:
Commercial	$117,949	$98,364
Real estate – development and construction	254,601	217,747
Real estate – residential mortgage	4,805	9,695
Retail, principally home equity lines of credit	114,347	78,778

	491,702	404,584
Standby letters of credit	23,987	20,219
Other	1,270	1,609

	$516,959	$426,412

The Company evaluates the creditworthiness of each customer on an individual basis. The amount of collateral obtained, if deemed necessary, upon the extension of credit is based on management’s evaluation of the counterparty. Collateral obtained varies but may include: accounts receivable; inventory; property, plant and equipment; deposits held in financial institutions, including the Bank; other marketable securities; residential real estate; and income-producing commercial properties.

Commitments to extend credit are agreements to extend credit to a customer so long as there is no violation of any contractual condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many of the commercial and retail commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Most of the loans resulting from these commitments are variable-rate loans.

Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. Credit lines generally have fixed expiration dates or other termination clauses. The unused portion of real estate development and construction credit lines represent advances to be made based on established draw schedules. Due to the short-term nature and rapid turnover of the real estate development and construction portfolio, cash requirements are generally satisfied by principal repayments from sales of other properties being financed. In addition, many of the commercial and retail credit lines are expected to expire without being fully drawn. Therefore, the available amounts do not necessarily represent future cash requirements. Available commercial credit lines generally do not extend for more than 12 months. Available development and construction credit lines generally do not extend for more than 36 months. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. At December 31, 2003, nearly 85% of loans related to commercial, development and construction, and home equity lines of credit carried variable rates of interest.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. It is not likely that the letters of credit will be called because they principally guarantee the completion of development and construction work to be funded, subsequent to inspection, by scheduled loan advances issued by the Company on related loans. Of the total $24.0 million standby letters of credit outstanding at December 31, 2003, $10.8 million represented letters of credit secured by cash balances held by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other financial instruments with off-balance-sheet risk at December 31, 2003 include $1.2 million in international letters of credit. These letters of credit are issued by a correspondent bank for customers of the Bank and are guaranteed by the Bank.

Concentrations of credit risk exist with two groups of borrowers: those whose principal occupation is real estate development and/or construction and those who are in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. Management believes that its underwriting practices, specifically collateral requirements, mitigate the Company’s exposure. The following table represents the Company’s credit concentration to borrowers involved in real estate development and/or construction or in real estate management, rental or leasing as of December 31, 2003.

	TOTAL PRINCIPAL
(DOLLARS IN THOUSANDS)	REAL ESTATE DEVELOPMENT/ CONSTRUCTION	REAL ESTATE MANAGEMENT	TOTAL CONCENTRATION
Loans receivable	$208,484	$111,512	$319,996
Unused credit lines	176,445	25,670	202,115
Letters of credit	14,530	148	14,678

	$399,459	$137,330	$536,789

NOTE 11: EMPLOYEE BENEFITS

Profit Sharing Plan

Retirement benefits are provided to employees meeting certain age and service eligibility requirements through a profit sharing plan with a cash or deferral arrangement qualifying under Section 401(k) of the Internal Revenue Code, as amended. Matching contributions made to the plan by the Company totaled $475,000 in 2003, $402,000 in 2002 and $370,000 in 2001.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation arrangement for selected senior officers. Amounts paid under this plan will be partially or fully recovered through single premium life insurance policies purchased on the lives of the participants. The Company’s matching contribution to participant accounts totaled $65,500 in 2003, $58,000 in 2002 and $56,000 in 2001. Under terms of this plan, amounts deferred by the participant and contributed by the Company in the form of a matching contribution accrue earnings based on the prime rate of interest and/or the performance of Columbia Bancorp Common Stock, as directed by the participant. Net earnings credited to participants totaled approximately $623,000 in 2003, $302,000 in 2002 and $144,000 in 2001.

Stock Option Plans

The Company has stock option award arrangements that provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the market price of the common stock at the date of the grant. Employee options are not exercisable prior to one year from the date of grant. Thereafter, employee options are generally exercisable to the extent of 25%, 50%, 75% and 100% after one, two, three and four years, respectively, from the date of grant. Director options may be exercised at any time after the date of grant. Options expire ten years after the date of grant.

Information with respect to stock options is as follows for the years ended December 31:

	2003		2002		2001
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	578,871	$14.75	503,633	$13.70	464,043	$13.44
Exercised	(61,275)	7.30	(14,369)	5.38	(26,042)	4.71
Granted	68,930	26.06	99,585	18.79	106,155	12.86
Forfeited	(26,934)	21.36	(9,978)	15.44	(40,523)	14.24

Outstanding at end of year	559,592	$16.64	578,871	$14.75	503,633	$13.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of information about stock options outstanding is as follows at December 31, 2003:

	OPTIONS OUTSTANDING		SHARES UNDERLYING OPTIONS CURRENTLY EXERCISABLE
WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE REMAINING LIFE (YEARS)
$ 10.63	10,000	6.1	7,500
10.94	39,175	6.1	29,284
11.00	6,000	6.2	6,000
11.03	10,890	8.0	10,890
11.09	1,133	5.5	1,133
11.23	1,564	4.0	1,564
11.31	11,586	7.0	11,586
12.00	59,250	7.2	29,500
12.50	12,500	7.1	6,250
15.50	55,574	4.5	55,574
16.00	49,100	5.1	49,100
16.40	19,355	8.0	19,355
16.88	98,900	4.1	98,900
17.00	22,350	4.7	22,350
18.00	59,600	8.2	14,894
18.05	15,000	8.1	3,750
22.03	19,285	9.0	19,285
22.30	35,475	9.1	—
22.73	6,375	9.1	—
31.95	26,480	10.0	25,600

$ 16.64	559,592	6.5	412,515

At December 31, 2003, 2002 and 2001, options to purchase 412,515, 408,259 and 343,496 shares of the Company’s common stock, respectively, were exercisable at weighted average prices of $16.41, $14.71 and $14.04, respectively.

NOTE 12: INCOME TAXES

The provision for income taxes was composed of the following for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Current:
Federal	$6,409	$5,595	$3,914
State	1,104	695	285

	7,513	6,290	4,199

Deferred:
Federal	(747)	(107)	(91)
State	(180)	(23)	(8)

	(927)	(130)	(99)

	$6,586	$6,160	$4,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The types of temporary differences that give rise to significant portions of the net deferred tax asset were as follows at December 31:

(DOLLARS IN THOUSANDS)	2003	2002
Deferred tax assets:
Allowance for credit losses	$4,277	$3,359
Net operating loss carryforward	—	170
Deferred compensation	986	662
Deposits	67	78
Other	485	582

Total deferred tax assets	5,815	4,851
Deferred tax liabilities:
Prepaid expenses	47	48
Investment in limited partnership	38	—

Total deferred tax liability	85	48

Net deferred tax asset attributable to operations	5,730	4,803
Unrealized gain (loss) on investments charged to other comprehensive income	(45)	(3)

Net deferred tax asset (included in prepaid expenses and other assets)	$5,685	$4,800

The net operating loss carried forward from December 31, 2002 for federal income tax purposes aggregated approximately $430,000 and was fully utilized in 2003.

A reconciliation between the provision for income taxes and the amount computed by multiplying income before income taxes by the federal income tax rate of 35% is as follows for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Tax at federal statutory rate	$6,472	$5,961	$4,299
State income taxes, net of federal income tax benefit	601	437	183
Tax effect of tax exempt loans and securities	(336)	(167)	(144)
Other	(151)	(71)	(238)

	$6,586	$6,160	$4,100

NOTE 13: DEPOSITS

At December 31, 2003, the scheduled maturity of time deposits was as follows:

(DOLLARS IN THOUSANDS)
Due in one year or less	$164,253
Due after one year through two years	32,168
Due after two through three years	38,005
Due after three through four years	53,575
Due after four through five years	6,784

$294,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14: SHORT-TERM BORROWINGS

Short-term borrowings consist of short-term promissory notes issued to certain qualified investors, securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB. The short-term promissory notes are in the form of commercial paper sold to the Bank’s customers, reprice daily and have maturities of 270 days or less. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated in the Bank’s Federal Reserve Bank account from the Company’s other investment securities. Short-term borrowings from the FHLB outstanding during 2003, 2002 and 2001 repriced daily, had maturities of one year or less and could have been prepaid without penalty. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information with respect to short-term borrowings is as follows at and for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Amount outstanding at year-end:
Short-term promissory notes	$69,646	$80,843	$63,673
Securities sold under repurchase agreements	30,676	54,470	32,779
Borrowings from FHLB	25,600	—	14,000
Federal funds purchased	2,922	12,590	6,900
Weighted average interest rate at year-end:
Short-term promissory notes	0.6%	1.0%	1.7%
Securities sold under repurchase agreements	0.5	0.9	1.1
Borrowings from FHLB	1.2	—	1.8
Federal funds purchased	0.6	0.9	2.4
Maximum outstanding at any month-end:
Short-term promissory notes	$98,024	$111,204	$75,275
Securities sold under repurchase agreements	55,737	42,764	42,764
Borrowings from FHLB	25,600	29,400	14,000
Federal funds purchased	16,229	12,590	8,063
Average outstanding:
Short-term promissory notes	76,005	72,303	56,895
Securities sold under repurchase agreements	31,394	30,219	22,615
Borrowings from FHLB	6,895	15,723	3,204
Federal funds purchased	11,447	8,048	6,910
Weighted average interest rate during the year:
Short-term promissory notes	0.7%	1.6%	3.3%
Securities sold under repurchase agreements	0.4	0.9	2.5
Borrowings from FHLB	1.2	2.0	5.9
Federal funds purchased	0.8	1.8	3.4

NOTE 15: LONG-TERM BORROWINGS

At December 31, 2003, 2002 and 2001, the Company had three long-term advances from the FHLB totaling $20.0 million, with fixed rates of interest ranging from 4.64% to 5.51%. The advances are scheduled to mature in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16: NET OCCUPANCY EXPENSE

Net occupancy expense is comprised of the following for the years ended December 31:

(DOLLARS IN THOUSANDS)	2003	2002	2001
Occupancy expense	$3,855	$3,627	$3,787
Rental income	(37)	(287)	(290)

Net occupancy expense	$3,818	$3,340	$3,497

NOTE 17: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting procedures. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s category.

Regulatory capital amounts and ratios for the Company and the Bank are as follows:

(DOLLARS IN THOUSANDS)	ACTUAL		MINIMUM REQUIREMENTS FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISION
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$96,264	10.5%	$73,682	8.0%	$92,103	10.0%
The Columbia Bank	94,074	10.2	73,537	8.0	91,921	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	85,436	9.3	36,841	4.0	55,262	6.0
The Columbia Bank	83,246	9.1	36,768	4.0	55,153	6.0
Tier 1 capital (to average assets):
Consolidated	85,436	8.4	40,530	4.0	50,663	5.0
The Columbia Bank	83,246	8.2	40,463	4.0	50,579	5.0

December 31, 2002
Total capital (to risk-weighted assets):
Consolidated	$85,757	11.0%	$62,530	8.0%	$78,162	10.0%
The Columbia Bank	83,076	10.7	62,350	8.0	77,938	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	76,918	9.8	31,265	4.0	46,897	6.0
The Columbia Bank	74,237	9.5	31,175	4.0	46,763	6.0
Tier 1 capital (to average assets):
Consolidated	76,918	8.0	38,569	4.0	48,212	5.0
The Columbia Bank	74,237	7.7	38,461	4.0	48,077	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and due from banks

The carrying amount of cash and due from banks is a reasonable estimate of fair value.

Federal funds sold and interest-bearing deposits with banks

The carrying amount of federal funds sold and interest-bearing deposits with banks is a reasonable estimate of fair value.

Investment securities and securities available-for-sale

The fair values of investment securities and securities available-for-sale are based upon quoted market prices or dealer quotes.

Residential mortgage loans originated for sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sales price. Due to the short holding period of these loans, generally 14 to 30 days, the carrying amount of residential mortgage loans originated for sale is a reasonable estimate of fair value.

Loans receivable

The fair value of loans receivable is estimated by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Deposit liabilities

The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings

The carrying amount of short-term borrowings is a reasonable estimate of fair value.

Long-term borrowings

The fair value of long-term FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Commitments to extend credit, standby letters of credit, and financial guarantees written

The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2003		2002
(DOLLARS IN THOUSANDS)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE

Financial assets:

Cash and due from banks	$35,846	$35,846	$37,909	$37,909
Federal funds sold and interest-bearing deposits with banks	3,497	3,497	101,462	101,462
Investment securities and securities available-for-sale	133,927	134,611	151,498	153,944
Residential mortgage loans originated for sale	6,046	6,046	10,515	10,515
Loans receivable, net of unearned income	835,484	842,971	664,826	688,123
Less allowance for credit losses	10,828		8,839

Loans, net	824,656		655,987
Financial liabilities:

Deposits	787,608	790,893	730,613	735,892
Short-term borrowings	128,844	128,844	147,903	147,903
Long-term borrowings	20,000	21,691	20,000	21,921

NOTE 19: FINANCIAL INFORMATION OF PARENT COMPANY

The following is financial information of Columbia Bancorp (parent company only) at and for the years ended December 31:

Statements of Condition

(DOLLARS IN THOUSANDS)	2003	2002
Assets:
Cash and temporary investments	$69,949	$81,033
Investment in The Columbia Bank	83,259	74,334
Securities available-for-sale	1,091	1,661
Other assets	1,443	1,317

	$155,742	$158,345

Liabilities and stockholders’ equity:
Short-term borrowings	$69,767	$80,908
Other liabilities	526	514
Stockholders’ equity	85,449	76,923

	$155,742	$158,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Income

(DOLLARS IN THOUSANDS)	2003	2002	2001
Income:
Interest income	$591	$1,352	$2,321
Dividend income from subsidiary	4,855	3,231	2,926
Gain on sale of investment securities	28	—	—
Management fees from subsidiary	139	108	120

	5,613	4,691	5,367

Expenses:
Interest expense on short-term borrowings	551	1,281	2,148
Director fees	144	120	109
Other expenses	486	256	243

	1,181	1,657	2,500

Income before income tax benefit and equity in undistributed net income of The Columbia Bank	4,432	3,034	2,867
Income tax benefit	148	69	20

Income before equity in undistributed net income of The Columbia Bank	4,580	3,103	2,887
Equity in undistributed net income of The Columbia Bank	7,324	7,768	5,295

Net income	$11,904	$10,871	$8,182

Statements of Cash Flows

(DOLLARS IN THOUSANDS)	2003	2002	2001
Cash flows from operating activities:
Income before equity in undistributed net income of The Columbia Bank	$4,580	$3,103	$2,887
Adjustments to reconcile to net cash provided by (used in) operating activities:
Net accretion	(2)	(1)	(1)
Gain on sale of investment securities	(28)	—	—
Decrease (increase) in other assets	(176)	1,313	(1,572)
Decrease in other liabilities	(175)	(298)	(116)

Net cash provided by operating activities	4,199	4,117	1,198

Cash flows provided by (used in) investing activities:
Purchase of securities available-for-sale	(303)	—	—
Maturities of securities available-for-sale	250	—	1,200
Proceeds from sales of securities available-for-sale	777	—	—

Net cash provided by investing activities	724	—	1,200

Cash flows provided by (used in) financing activities:
Increase (decrease) in short-term borrowings	(11,141)	9,975	18,168
Cash dividends distributed on common stock	(3,564)	(3,124)	(2,860)
Cash transferred to The Columbia Bank	(1,750)	(2,100)	—
Purchase of common stock	—	(158)	(963)
Net proceeds from stock options exercised	448	77	105

Net cash provided by (used in) financing activities	(16,007)	4,670	14,450

Net increase (decrease) in cash and temporary investments	(11,084)	8,787	16,848
Cash and temporary investments at beginning of year	81,033	72,246	55,398

Cash and temporary investments at end of year	$69,949	$81,033	$72,246

SELECTED QUARTERLY FINANCIAL DATA

Columbia Bancorp and Subsidiary

A summary of selected quarterly financial data is as follows for the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(UNAUDITED)
2003:
Interest income	$12,373	$12,828	$13,051	$13,151
Net interest income	9,461	10,070	10,492	10,644
Provision for credit losses	305	745	—	120
Income before income taxes	3,891	4,434	5,380	4,785
Net income	2,491	2,837	3,443	3,133
Net income per common share:
Basic	$0.35	$0.40	$0.48	$0.44
Diluted	0.34	0.39	0.47	0.42
2002:
Interest income	$12,657	$13,220	$13,401	$13,288
Net interest income	8,596	9,253	9,440	9,798
Provision for credit losses	77	681	42	35
Income before income taxes	3,536	3,621	4,382	5,492
Net income	2,338	2,317	2,739	3,477
Net income per common share:
Basic	$0.33	$0.33	$0.38	$0.49
Diluted	0.32	0.32	0.38	0.48

Note: Income before income taxes and net income for the fourth quarter of 2002 include a gain on sale of the Company’s administrative office building of $720,000 and $436,000, respectively ($0.06 per share basic and diluted).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been neither changes in nor disagreements with accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-14(c) and 240.15d-14(c)) are effective based on their evaluation of these controls and procedures as of December 31, 2003. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company and beneficial ownership reporting compliance is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

The following information is supplied with respect to executive officers of the Company and the Bank. Each such officer serves at the pleasure of the Board and is appointed annually. Each person’s principal occupation for at least the past five years has been to serve as an officer of the Company and/or the Bank. “Age” is that as of March 15, 2004.

Name	Age	Position with the Company and the Bank
John M. Bond, Jr.	60	Chief Executive Officer of the Company and the Bank.
John A. Scaldara, Jr.	40	President, Chief Operating Officer and Chief Financial Officer of the Company and the Bank.
Michael T. Galeone	55	Executive Vice President of the Bank.
Stephen A. Horvath	54	Executive Vice President of the Bank
Brian K. Israel	38	Executive Vice President of the Bank
Adelbert D. Karfonta	58	Executive Vice President of the Bank
Robert W. Locke	58	Executive Vice President of the Bank.
Scott C. Nicholson	42	Executive Vice President of the Bank

Mr. Bond has served as a director and Chief Executive Officer of the Company and the Bank since inception, and was one of two individuals who started Columbia Bancorp in 1987. He previously held Senior Vice President positions with Chase Bank of Maryland, a regional affiliate of Chase Manhattan Bank, N.A., and The First National Bank of Maryland (M&T). Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. He is a magna cum laude graduate of Harvard College and earned MBA and JD degrees from Columbia University. Mr. Bond has been an active volunteer in his community and currently serves as the Vice Chairman of the Board of Trustees of Goucher College. He is a recent past Chairman of the Maryland Bankers Association. In 1997, Mr. Bond received the Entrepreneur of the Year Award for Financial Services in Maryland sponsored by Ernst & Young, LLP, the Kauffman Foundation, USA Today and NASDAQ.

Mr. Scaldara is President and Chief Operating Officer of the Company and the Bank. He also continues to serve as Chief Financial Officer. Mr. Scaldara joined the Company in March 1989. Prior to joining the Company, he held various staff accounting and consulting positions with KPMG Peat Marwick, LLP in Baltimore. Mr. Scaldara is a graduate of Loyola College, Baltimore (B.A.). He is a certified public accountant and a member of the Maryland Association of Certified Public Accountants. Mr. Scaldara, a resident of Howard County, Maryland, is actively involved in civic and professional affairs. He is past Chairman of the Howard Hospital Foundation and is currently a member of the Howard County, Maryland, Board of Education Citizens Advisory Committee.

Mr. Galeone directs the Retail Banking Group of the Bank, which includes branch operations, consumer lending, investment services, and marketing. He has in excess of 32 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone joined the Company in February 1988 and was elected Executive Vice President in March 1992. He is actively involved in civic and professional affairs. Mr. Galeone is currently past Chairman of the Board of the Howard County Chamber of Commerce, a member of the Howard County Spending Affordability Committee and the Treasurer and a member of the Board for the Economic Development Authority for Howard County, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University Institute of Technology.

Mr. Horvath directs the commercial banking activity in the Washington Suburban Region of the Bank. He has been an Executive Vice President with the Company since the merger with Suburban in March 2000. Prior to the merger, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and President and Chief Executive Officer of Suburban Bank from January 1997 to March 2000. In his 33-year banking career, he has also held positions with Crestar, First Union National Bank, and National City Bank. Mr. Horvath is active in civic affairs. Currently he is a member of the County Executive’s Advisory Council of Montgomery County, the Board of Directors of the Montgomery County United Way and the Finance Committee of the Prince George’s Chamber of Commerce. Previously he served as Chairman of the Business Loan Fund of Montgomery County, Chairman of the Prince George’s United Way Campaign and a member of the Board of Directors of the Prince George’s Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.), the Stonier Graduate School of Banking and Leadership Maryland.

Mr. Israel, with 17 years of corporate finance experience, directs the commercial banking activity in the Howard County Region of the Bank. He has been with the Company since October 1997 and was elected Executive Vice President in February 2003. Mr. Israel is active in the community with current Board positions with Leadership Howard County, the Jim Rouse Entrepreneurial Fund and Family and Children Services. Mr. Israel also teaches part-time for the MBA program at Loyola College. A CPA, Mr. Israel earned a BA from the University of Maryland and an MBA from Loyola College.

Mr. Karfonta directs the branch operations of the Bank, as well as investment services and marketing. He has over 28 years of experience in the financial services industry. He held several executive positions with Household International Corporation in both the banking division and the finance division. Mr. Karfonta joined the Company in July 1995 and was elected Executive Vice President in February 2001. He is actively involved in both the Baltimore and Howard County communities, serving as a Director and Vice Chair for the Howard County Tourism Council, Director of the Roland Park Retirement Community and Director of the Howard County Chamber of Commerce. Mr. Karfonta sits on the Advisory Board of the Johns Hopkins Breast Cancer Fundraising, and is a member of the Advisory Board of the Howard County Community College, as well as a member of the United Way Campaign Cabinet. He is also active in various programs supporting youth mentoring and educational partnerships. He is a graduate of the University of Baltimore (B.A.) and attended the Robert G. Merrick School of Business.

Mr. Locke directs the commercial banking activity in the Baltimore Region of the Bank. He has over 28 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke has been with the Company since February 1988 and was elected Executive Vice President in January 1999. He is actively involved in civic and professional affairs, serving as past Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Baltimore Chamber Orchestra and the Hunt Valley Business Forum. Mr. Locke is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 20 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen’s Investment Corporation. Mr. Nicholson joined the Company in August 1993 and was elected Executive Vice President in November 1999. He is actively involved in civic and professional affairs, serving with various organizations including the Soccer Association of Columbia/Howard County, as Director of Development Guaranty Group of Montgomery County, Inc. and Development Guaranty Group of Prince George’s County, Inc., subsidiaries of Maryland National Capital Building Industry Association, and as an Alternate Director of Home Builders Association of Maryland. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information appearing under the captions “Beneficial Ownership of Executive Officers, Directors and Nominees” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in Item 8. “Financial Statements and Supplementary Data,” in note 5 of the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information appearing under the caption “Independent Auditors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	Filed Documents

1.	Financial Statements

Columbia Bancorp and Subsidiary:
Independent Auditors’ Report
Consolidated Statements of Condition as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

(2.1)	Plan and Agreement to Merge, dated September 28, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Form 8-K filed by the Company on October 4, 1999 (File No. 000-24302).

(2.2)	First Amendment to Plan and Agreement to Merge, dated November 24, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(3.1)	Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(3.1a )	Articles Supplementary dated September 27, 1999, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24302).

(3.2)	Amended, Corrected and Restated By-laws of the Company, as of January 26, 2004, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K filed by the Company on January 30, 2004 (File No. 000-24302).

(10.1)	Form of the Company’s 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.1a )	Amendment dated September 28, 1998 to the Company’s 1987 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.2)	Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.3)	Form of Non-Qualified Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.4)		Form of the Company’s 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.5)		Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.6)		Form of the Company’s Incentive Stock Option Agreement for use under the 1997 Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.7)		Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.7a	)	Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.7b	)	Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.7c	) *	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 18, 1997 and April 30, 2002, with John M. Bond, Jr.

(10.8)		Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.8a	)	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9)		Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.9a	)	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9b	) *	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 16, 1997 and April 30, 2002, with John A. Scaldara, Jr.

(10.10)		Form of Employment Agreement dated February 26, 1999 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.11)		Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.11a	)	Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11b	)	Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11c	)	Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.12)		Data Processing agreements by and between the Bank and M&I Data Services, Inc., including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.13)		Form of the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-32359).

(10.13a	)	Amendment dated September 28, 1998 to the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.13b	)	Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13c	)	Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13d	)	Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13e	)	Form of Non-Qualified Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13f	)	Form of Incentive Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.14)	Form of Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(10.14a)	Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.14b)*	Amendment dated January 26, 2004 to the Board Chairman Services Agreement with Winfield M. Kelly, Jr., dated February 9, 2000, as amended April 1, 2002.

(10.15)	Form of Employment Agreement with Stephen A. Horvath dated September 28, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

(10.16)	Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 000-24302).

(10.17)	Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000 (File No. 000-24302).

(10.18)	Columbia Bancorp 401(k) Plan and Trust dated January 1, 1989, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed on July 29, 1997.

(10.18a)	Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18b)	Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18c)	Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19)	Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19a)*	Form of Amendment dated January 26, 2004 to the employment agreements with Michael T. Galeone, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta dated February 26, 1996, as amended December, 1997 and April 30, 2002.

(14)*	Code of Ethics for the Principal Executive Officer and the Principal Financial Officer.

(14a)*	Columbia Bancorp and Subsidiary Code of Conduct and Ethics.

(21.1)	List of Subsidiaries of the Company

Name	State of Incorporation	Owned by	Percentage Ownership
The Columbia Bank	Maryland	Columbia Bancorp	100%

McAlpine Enterprises, Inc.	Maryland	The Columbia Bank	100%

Howard I, LLC	Maryland	The Columbia Bank	100%

Howard II, LLC	Maryland	The Columbia Bank	100%

Columbia Leasing, Inc.	Maryland	The Columbia Bank	100%

(23.1	) *	Consent of Independent Auditors.

(31.1	) *	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a).

(31.2	) *	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a).

(32.1	) *	Certification by the Principal Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2	) *	Certification by the Principal Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Note: Exhibits 10.1 through 10.19, with the exception of 10.12, relate to management contracts or compensatory plans or arrangements.

b.	Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended December 31, 2003:

On October 20, 2003, the Company furnished information under Item 7 and 12 of Form 8-K reporting third quarter financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Bancorp
(Registrant)

March 11, 2004	By:	/s/ John M. Bond, Jr.
John M. Bond, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Winfield M. Kelly, Jr. Winfield M. Kelly, Jr.	Chairman of the Board	3/11/04

/s/ James R. Moxley, Jr. James R. Moxley, Jr.	Vice Chairman of the Board	3/11/04

/s/ Herschel L. Langenthal Herschel L. Langenthal	Chairman of the Executive Committee	3/11/04

/s/ John M. Bond, Jr. John M. Bond, Jr.	Chief Executive Officer	3/1104

/s/ John A. Scaldara, Jr. John A. Scaldara, Jr.	President, Chief Operating Officer and Chief Financial Officer	3/11/04

/s/ Anand S. Bhasin Anand S. Bhasin	Director	3/11/04

Signature	Title	Date

/s/ Robert R. Bowie, Jr. Robert R. Bowie, Jr.	Director	3/11/04

/s/ Garnett Y. Clark, Jr. Garnett Y. Clark, Jr.	Director	3/11/04

/s/ Hugh F.Z. Cole, Jr. Hugh F.Z. Cole, Jr.	Director	3/11/04

/s/ G. William Floyd G. William Floyd	Director	3/11/04

/s/ William L. Hermann William L. Hermann	Director	3/11/04

/s/ Charles C. Holman Charles C. Holman	Director	3/11/04

Carl D. Jones	Director	3/ /04

/s/ Raymond G. LaPlaca Raymond G. LaPlaca	Director	3/11/04

/s/ Morris A. Little Morris A. Little	Director	3/11/04

/s/ Harry L. Lundy, Jr. Harry L. Lundy, Jr.	Director	3/11/04

Richard E. McCready	Director	3/ /04

Signature	Title	Date

/s/ Kenneth H. Michael Kenneth H. Michael	Director	3/11/04

/s/ James R. Moxley, III James R. Moxley, III	Director	3/11/04

/s/ Vincent D. Palumbo Vincent D. Palumbo	Director	3/11/04

/s/ Mary S. Scrivener Mary S. Scrivener	Director	3/11/04

/s/ Lawrence A. Shulman Lawrence A. Shulman	Director	3/11/04

/s/ Maurice M. Simpkins Maurice M. Simpkins	Director	3/11/04

/s/ Robert N. Smelkinson Robert N. Smelkinson	Director	3/11/04

/s/ Theodore G. Venetoulis Theodore G. Venetoulis	Director	3/11/04