Form 10-Q
period 2004-03-31
COLUMBIA BANCORP
filed 2004-05-07
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,188,778 shares as of May 5, 2004.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$38,631	$35,846
Interest bearing deposits with other banks	206	205
Federal funds sold	55,948	3,292
Investment securities held to maturity (fair value $51,112 in 2004 and $78,028 in 2003)	50,636	77,344
Securities available-for-sale	53,575	56,583
Residential mortgage loans originated for sale	5,702	6,046
Loan receivables:
Real estate - development and construction	293,454	283,599
Commercial	219,837	221,374
Real estate - mortgage:
Residential	17,904	16,349
Commercial	157,922	143,723
Retail, principally loans secured by home equity	175,379	169,298
Other	421	1,504

Total loans	864,917	835,847
Less: Unearned income, net of origination costs	(164)	(363)
Allowance for credit losses	(11,041)	(10,828)

Loans, net	853,712	824,656
Other real estate owned	250	—
Property and equipment, net	7,154	7,332
Prepaid expenses and other assets	17,984	17,951

Total assets	$1,083,798	$1,029,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$220,700	$206,323
Interest-bearing deposits	625,311	581,285

Total deposits	846,011	787,608
Short-term borrowings	123,834	128,844
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	6,019	7,354

Total liabilities	995,864	943,806

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,188,628 and 7,170,882 shares, respectively	72	72
Additional paid-in-capital	48,156	47,886
Retained earnings	39,463	37,561
Accumulated other comprehensive income	243	(70)

Total stockholders’ equity	87,934	85,449

Total liabilities and stockholders’ equity	$1,083,798	$1,029,255

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2003

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Interest income:
Loans	$12,022	$10,512
Investment securities	1,212	1,733
Federal funds sold and interest-bearing deposits with other banks	21	128

Total interest income	13,255	12,373

Interest expense:
Deposits	2,068	2,436
Borrowings	512	476

Total interest expense	2,580	2,912

Net interest income	10,675	9,461
Provision for credit losses	310	305

Net interest income after provision for credit losses	10,365	9,156

Noninterest income:
Fees charged for services	1,005	938
Gains and fees on sales of mortgage loans, net of costs	351	630
Income (expense) on other real estate owned, net	(9)	11
Commissions earned on financial services sales	140	123
Other	250	232

Total noninterest income	1,737	1,934

Noninterest expense:
Salaries and employee benefits	4,046	3,970
Occupancy, net	976	924
Equipment	513	448
Data processing	518	410
Marketing	300	232
Cash management services	122	141
Professional fees	164	258
Deposit insurance	49	49
Other	841	767

Total noninterest expense	7,529	7,199

Income before income taxes	4,573	3,891
Income tax provision	1,592	1,400

Net income	$2,981	$2,491

Per common share data:
Net income: Basic	$0.42	$0.35
Diluted	0.40	0.34
Cash dividends declared	0.15	0.125

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449
Comprehensive income
Net income	—	—	2,981	—	2,981
Unrealized gain on securities available-for-sale	—	—	—	313	313

Total comprehensive income					3,294
Cash dividends declared on common stock	—	—	(1,079)	—	(1,079)
Exercise of options for 17,746 shares of common stock	—	270	—	—	270

Balances at March 31, 2004	$72	$48,156	$39,463	$243	$87,934

Balances at December 31, 2002	$71	$47,439	$29,408	$5	$76,923
Comprehensive income
Net income	—	—	2,491	—	2,491
Unrealized loss on securities available-for-sale	—	—	—	(201)	(201)

Total comprehensive income					2,290
Cash dividends declared on common stock	—	—	(890)	—	(890)
Exercise of options for 6,762 shares of common stock	—	99	—	—	99

Balances at March 31, 2003	$71	$47,538	$31,009	$(196)	$78,422

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$2,981	$2,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	499	413
Amortization of loan fee income	(635)	(460)
Provision for credit losses	310	305
Gains and fees on sales of mortgage loans, net of costs	(351)	(630)
Loss on sales/disposals of other assets	3	—
Proceeds from sales of residential mortgage loans originated for sale	29,566	64,293
Disbursements for residential mortgage loans originated for sale	(28,871)	(67,842)
Loan fees deferred, net of origination costs	436	571
Decrease (increase) in prepaid expenses and other assets	(175)	1,160
Decrease in accrued expenses and other liabilities	(1,338)	(1,612)

Net cash provided by (used in) operating activities	2,425	(1,311)

Cash flows provided by (used in) investing activities:
Net increase in loans	(29,003)	(29,102)
Loan purchases	(8,579)	(6,558)
Loan sales	8,165	4,007
Purchases of investment securities	—	(21,000)
Purchases of securities available-for-sale	—	(4,884)
Proceeds from maturities and principal repayments of investment securities	26,696	28,206
Proceeds from maturities and principal repayments of securities available-for-sale	3,487	3,098
Sales of other real estate owned	—	178
Purchases of property and equipment	(269)	(400)
Increase in cash surrender value of life insurance	(67)	(74)

Net cash provided by (used in) investing activities	430	(26,529)

Cash flows provided by (used in) financing activities:
Net increase in deposits	58,403	16,914
Decrease in short-term borrowings	(5,010)	(5,233)
Cash dividends distributed on common stock	(1,076)	(888)
Net proceeds from stock options exercised	270	99

Net cash provided by financing activities	52,587	10,892

Net increase (decrease) in cash and cash equivalents	55,442	(16,948)
Cash and cash equivalents at beginning of period	39,343	139,371

Cash and cash equivalents at end of period	$94,785	$122,423

Supplemental information:
Interest paid on deposits and borrowings	$2,540	$2,942
Income taxes paid	2,200	2,180
Transfer of loans to other real estate owned	250	—

See accompanying notes to consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months

ended March 31, 2004 and 2003 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements for Columbia Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

	March 31,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$2,981	$2,491
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	81	59

Pro forma net income	$2,900	$2,432

Net income per common share:
Basic:
As reported	$0.42	$0.35
Pro forma	0.40	0.34
Diluted:
As reported	0.40	0.34
Pro forma	0.39	0.33

(7)

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held to maturity and securities available-for-sale at March 31, 2004 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held to maturity:
Federal agency securities	$47,733	$433	$—	$48,166
Mortgage-backed securities	885	43	—	928
Collateralized mortgage obligations	2,018	—	—	2,018

Total	$50,636	$476	$—	$51,112

Securities available-for-sale:
Federal agency securities	$3,000	$76	$—	$3,076
Mortgage-backed securities	30,314	266	31	30,549
Trust preferred stocks	15,905	268	196	15,977
Other equity securities	1,377	186	166	1,397
Investment in Federal Home Loan Bank stock	2,576	—	—	2,576
Other securities	—	—	—	—

Total	$53,172	$796	$393	$53,575

The amortized cost and estimated fair values of investment securities held to maturity and securities available-for-sale at December 31, 2003 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held to maturity:
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

(8)

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2004.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$12,453	$31	$—	$—	$12,453	$31
Trust preferred stocks	—	—	6,016	196	6,016	196

Total debt securities	12,453	31	6,016	196	18,469	227
Equity securities	—	—	446	166	446	166

Total temporarily impaired securities	$12,453	$31	$6,462	$362	$18,915	$393

The unrealized losses on the mortgage-backed securities are a function of the low interest rate environment, which increases the likelihood of refinancing or early payoff of the underlying mortgages and, therefore, decreases the yields. There were two mortgage-backed securities in a loss position at March 31, 2004. The unrealized loss is decreasing with the anticipation of higher rates. The trust preferred stocks that have been in a loss position for the last twelve months or more are investment grade and variable-rate issues, which float with a spread to LIBOR. The unrealized losses reflect changes in current market spreads, which may change as market conditions change. The equity securities represent an investment in a de novo bank held by Columbia Bancorp and an investment in a Rabbi Trust held for the benefit of a third party. The unrealized loss reflects accumulated losses by the de novo bank during the start-up phase of operations and the mark-to-market of the investments held by the Rabbi Trust, which is directly offset by the mark-to-market of the corresponding liability.

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended March 31,
	2004		2003
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$2,981	$2,981	$2,491	$2,491

Weighted average shares outstanding	7,178	7,178	7,116	7,116
Dilutive securities	—	257	—	212

Adjusted weighted average shares used in EPS computation	7,178	7,435	7,116	7,328

Net income per common share	$0.42	$0.40	$0.35	$0.34

(9)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2004 whose contract amounts represent potential credit risk is as follows:

(dollars in thousands)	March 31, 2004
Commitments to extend credit (a)	$503,914
Standby letters of credit	26,221

(a)	Includes all unused lines of credit totaling $424.2 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $79.7 million.

NOTE 5 - NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and required disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148. The Company has not changed to the fair value-based method of accounting for stock-based compensation. In March 2004, the FASB issued an exposure draft for a proposed statement that would require the recognition of stock-based compensation expense based on the grant-date fair value of the options issued. The impact that this statement would have on the Company’s financial statements is disclosed in note 1.

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

(10)

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 2. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The Company has not yet determined the impact that this Consensus will have on its financial statements.

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

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 (“FSP 106-1”) regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Company does not currently have a post-retirement health care plan. Once authoritative guidance is issued, management will evaluate the impact on the Company, if any.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD – LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Columbia Bancorp’s current intent, belief and expectations

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Past results of operations may not be indicative of future results. Columbia Bancorp undertakes no obligation to update or revise the information contained in this Quarterly Report whether as a result of new information, future events or circumstances or otherwise.

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

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of March 31, 2004:

(dollars in thousands)	Amount	Percent
Real estate – development and construction	$293,454	33.9%
Commercial	219,837	25.4
Real estate – mortgage:
Residential	17,904	2.1
Commercial	157,922	18.3
Retail (a)	175,379	20.3
Other	421	0.0

Total loans	$864,917	100.0%

(a)	Includes $167.9 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $293.5 million at March 31, 2004. See “Material Changes in Financial Condition” for a breakdown of real estate development and construction loans by type.

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

At March 31, 2004, $219.8 million, or 25.4%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company

(12)

closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include accounts receivable, inventory, equipment or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is professional and financial services, which comprises 20.3% of the total portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. The second largest industry is wholesale trade, which represents 10.1% of the commercial loan portfolio. No other industry accounted for more than 10% of the portfolio.

The Company also originates mortgage loans secured by commercial real estate. At March 31, 2004, $157.9 million, or 18.3% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally involve investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At March 31, 2004, $102.5 million, or 64.9%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $55.4 million, or 35.1%, of total commercial mortgage loans at March 31, 2004. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less.

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

At March 31, 2004, $175.4 million, or 20.3%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $146.0 million and $21.9 million, respectively, at March 31, 2004.

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

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At March 31, 2004, $17.9 million, or 2.1%, of the Company’s total loan portfolio consisted of residential mortgage loans.

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

At March 31, 2004, other loans totaled $421,000, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

(13)

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $503.9 million at March 31, 2004. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $246.4 million, or 48.9% of the $503.9 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $127.8 million, or 25.4% of the $503.9 million, at March 31, 2004 and generally do not extend for more than 12 months. At March 31, 2004, available home equity lines totaled $118.1 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $7.3 million at March 31, 2004.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity, as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2002, total title company relationships accounted for $106.4 million, or 12.1% of the total customer funding of $878.5 million. Mortgage refinancing activity began to decline during the fourth quarter of 2003. As a result, at December 31, 2003, total title company relationships accounted for $57.2 million, or 6.4% of the total customer funding of $887.9 million. At March 31, 2004, these accounts had increased to $75.0 million, or 7.8% of the total customer funding of $963.1 million. The Company expects these title company balances to remain volatile during 2004, even as mortgage refinancing activity subsides.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to extreme volatility. At March 31, 2004, total customer funding was $963.1 million. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $743.9 million, or 77.2% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates, at March 31, 2004 totaled $44.1 million at March 31, 2004, and federal funds sold and interest-bearing deposits with banks were $56.2 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line equal to 14% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at March 31, 2004 to permit borrowing of up to $140.3 million. At March 31, 2004 outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the FRB. At March 31, 2004, the Bank had pledged sufficient collateral to borrow up to $47.4 million from the FRB; no balances were outstanding on that date.

(14)

Capital Resources

Total stockholders’ equity was $87.9 million at March 31, 2004, representing an increase of $2.5 million or 2.9% from December 31, 2003. The growth of stockholders’ equity in the first three months of 2004 was primarily attributable to the earnings of the Company of $3.0 million less dividends declared on common stock of $1.1 million, plus $300,000 in accumulated other comprehensive income, resulting from an increase in market value of securities available-for-sale. Capital was also increased by $270,000 as a result of stock options that were exercised during the first quarter of 2004.

Dividends declared for the first three months of 2004 were $1.1 million, or $.15 per share, compared to $890,000, or $.125 per share, in 2003.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	March 31, 2004	December 31, 2003
Risk-based capital ratios:
Tier 1 capital	9.20%	9.28%	4.00%
Total capital	10.36	10.45	8.00
Tier 1 leverage ratio	8.49	8.43	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2004 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 13.0%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at March 31, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice

(15)

assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

(dollars in thousands)	One Year Or Less	After One Through Three Years	After Three Years	Total
Federal funds sold and interest- bearing deposits with banks	$56,154	$—	$—	$56,154
Investment securities and securities available-for-sale	44,099	21,795	38,317	104,211
Loans, exclusive of nonaccrual loans	640,675	76,221	152,555	869,451

Interest-earning assets	740,928	98,016	190,872	1,029,816

Interest-bearing deposits	476,642	96,421	52,248	625,311
Other borrowings	123,834	—	20,000	143,834

Interest-bearing liabilities	600,476	96,421	72,248	769,145

Interest sensitivity gap	$140,452	$1,595	$118,624	$260,671

Cumulative interest sensitivity gap	$140,452	$142,047	$260,671

Cumulative interest sensitivity gap as a % of total assets	12.96%	13.11%	24.05%

The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Fixed rate investments are scheduled according to contractual maturity, while variable rate securities are shown based on the next repricing date. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Second mortgage loans and home equity lines of credit are classified as one year or less, as these loans are expected to reprice within one year. Deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, are assumed to reprice or runoff in one year or less, given that interest rates are expected to rise. Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion of these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity dates.

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

(16)

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

(dollars in thousands)	March 31, 2004	December 31, 2003	Change	Annualized % Change
Real estate – development and and construction	$293,454	$283,599	$9,855	13.9%
Commercial	219,837	221,374	(1,537)	-2.8
Real estate – mortgage:
Residential	17,904	16,349	1,555	38.0
Commercial	157,922	143,723	14,199	39.5
Retail	175,379	169,298	6,081	14.4
Other	421	1,504	(1,083)	-72.0

Total loans	$864,917	$835,847	$29,070	13.9%

The strong loan growth experienced during 2003 continued into the first quarter of 2004, as total loans increased $29.1 million from December 31, 2003 to March 31, 2004 or 13.9% if presented on an annualized basis. This increase was supported primarily by the real estate development and construction loan portfolio and the commercial mortgage loan portfolio, which demonstrated growth on an annualized basis of 13.9% and 39.5%, respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $293.5 million, or 33.9%, of the total loan portfolio at March 31, 2004. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2003 to March 31, 2004:

(17)

(dollars in thousands)	March 31, 2004	December 31, 2003	Change
Residential construction (a)	$103,030	$96,068	$6,962
Residential land development	77,331	81,139	(3,808)
Land acquisition (b)	68,260	61,370	6,890
Commercial construction	44,833	45,022	(189)

	$293,454	$283,599	$9,855

(a)	Includes $48.4 million of loans at March 31, 2004 to individuals for construction of primary personal residences.
(b)	Includes $9.3 million of loans at March 31, 2004 to individuals for the purchase of residential building lots.

Commercial mortgage loans grew by $14.2 million, ending the quarter at $157.9 million. This growth was due in large part to the origination of two commercial mortgages with a combined total at March 31, 2004 of $8.2 million. Retail loans, comprised principally of second mortgage loans and home equity lines of credit, increased $6.1 million. The Company believes that the continued strong loan growth exhibited by the loan portfolio in the first quarter of 2004 was the result of healthy market conditions in the Bank’s primary lending area, continued low interest rates and successful business development efforts.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual loans (a)	$1,168	$892	$806
Other real estate owned	250	—	—

Total nonperforming assets	$1,418	$892	$806

Accruing loans past-due 90 days or more	$69	$72	$164

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At March 31, 2004, nonaccrual loans totaled $1.2 million, comprised primarily of six commercial relationships with loans totaling $1.1 million, of which $801,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were five consumer loans carried at a total of $28,000 and one residential mortgage loan carried at $47,000.

Other real estate owned at March 31, 2004 totaled $250,000 and represented one single-family property on which the Company foreclosed in March of 2004. The property has a fair market value of $345,000 and is currently listed with a local real estate broker.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At March 31, 2004, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $7.6 million, of which $900,000 is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest of these relationships is a commercial loan totaling $2.8 million that is secured by residential real estate with an appraised value well in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

(18)

Impaired loans at March 31, 2004 totaled $1.1 million, of which $178,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At March 31, 2004, specific reserves assigned to impaired loans totaled $26,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $310,000 for the three months ended March 31, 2004, as compared to $305,000 for the same period in 2003.

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At March 31, 2004, the Allowance was 1.28% of total loans, net of unearned income. The Allowance at March 31, 2004 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

(19)

	Three Months Ended March 31,
(dollars in thousands)	2004	2003
Allowance for credit losses - beginning of period	$10,828	$8,839
Provision for credit losses	310	305
Charge-offs	(180)	(149)
Recoveries	83	103

Allowance for credit losses – end of period	$11,041	$9,098

Allowance as a percentage of loans receivable, net of unearned income	1.28%	1.31%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	892.56%	937.94%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of March 31, 2004, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $55,000. This reserve, like the Allowance, is reviewed regularly to establish a best estimate.

RESULTS OF OPERATIONS

The Company reported earnings for the three months ended March 31, 2004 of $3.0 million, or $.40 per diluted common share, compared to $2.5 million, or $.34 per diluted share, for the same period in 2003, representing an increase of 19.7%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the three months ended March 31, 2004 was 1.16%, compared to 1.09% for the corresponding period in 2003. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the three months ended March 31, 2004 was 13.75%, compared to 12.92% for the corresponding period in 2003.

Net Interest Income

The net interest margin (representing net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) increased from 4.40% for the three months ended March 31, 2003 to 4.46% for the same period in 2004. The Company’s ability to improve its net interest margin over the period was primarily the result of loan volume increases and the aggressive repricing of interest-bearing liabilities; specifically, the average balance of loans, net of unearned income, increased $168.4 million, or 24.5%, from March 31, 2003 to March 31, 2004, and the cost of interest-bearing funds declined from 1.74% to 1.40%. The following table provides further analysis of the changes in net interest income:

	Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003
(dollars in thousands)	Increase (Decrease)	Increase/(Decrease) Due to (a)
		Rate	Volume
Interest income:
Loans (b)(c)	$1,587	$(857)	$2,444
Investment securities and securities available-for-sale (c)	(444)	(123)	(321)
Federal funds sold and interest-bearing deposits with banks	(107)	(27)	(80)

Total interest income	1,036	(1,007)	2,043

Interest expense:
Deposits	(368)	(597)	229
Borrowings	36	(6)	42

Total interest expense	(332)	(603)	271

Net interest income	$1,368	$(404)	$1,772

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

(20)

Interest income increased $1.0 million as a result of an increase in average loans, mitigated by a decrease in interest rates during the three months ended March 31, 2004, as compared to the same period in 2003. Average loans, net of unearned income, increased from $688.2 million for the three months ended March 31, 2003 to $856.6 million in 2004, a 24.5% increase. During the same period, average federal funds sold decreased $33.6 million, and investment securities and securities available-for-sale decreased $29.4 million. The average taxable-equivalent yield on interest-earning assets decreased, however, from 5.74% for the three months ended March 31, 2003 to 5.49% for the same period in 2004.

Interest expense declined 11.4%, from $2.9 million for the three months ended March 31, 2003 to $2.6 million for the same period in 2004. Rate decreases in all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 1.74% for the three months ended March 31, 2003 to 1.40% for the same period in 2004. During the same period, average interest-bearing liabilities increased from $679.5 million for the three months ended March 31, 2003 to $742.7 million for the same period in 2004, an increase of $63.2 million, or 9.3%.

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

(21)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$856,632	$12,199	5.71%	$688,230	$10,612	6.25%
Investment securities and securities available-for-sale (c)	122,192	1,309	4.30%	151,552	1,753	4.69%
Federal funds sold and interest- bearing deposits with banks	9,513	21	0.89%	43,101	128	1.20%

Total interest-earning assets	988,337	13,529	5.49%	882,883	12,493	5.74%

Noninterest-earning assets:
Cash and due from banks	30,462			29,179
Property and equipment, net	7,289			6,963
Other assets	17,989			16,364
Less: allowance for credit losses	(10,975)			(8,923)

Total assets	$1,033,102			$926,466

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$85,917	$27	0.13%	$84,388	$40	0.19%
Savings accounts	85,108	54	0.26%	81,691	144	0.71%
Money market accounts	109,033	122	0.45%	104,435	231	0.90%
Certificates of deposit	314,116	1,864	2.39%	282,201	2,021	2.90%
Short-term borrowings	128,547	247	0.77%	106,739	213	0.81%
Long-term borrowings	20,000	266	5.36%	20,000	263	5.34%

Total interest-bearing liabilities	742,721	2,580	1.40%	679,454	2,912	1.74%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	191,551			160,133
Other liabilities	11,650			8,697
Stockholders’ equity	87,180			78,182

Total liabilities and stockholders’ equity	$1,033,102			$926,466

Net interest income		$10,949			$9,581

Net interest spread			4.09%			4.00%

Net interest margin			4.46%			4.40%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $635,000 and $460,000 for the three months ended March 31, 2004 and 2003, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.

(22)

In the first quarter of 2004, net interest income on a tax-equivalent basis rose $1.4 million, from $9.6 million in 2003 to $10.9 million in 2004, as the cost of interest-bearing liabilities continued to decline with the downward repricing of all deposit categories and loans, the Company’s most profitable earning asset, continued to grow. Average loans, net of unearned income, grew $168.4 million, or 24.5%, from $688.2 million for the three months ended March 31, 2003 to $856.6 million for the same period in 2004. Average interest-bearing liabilities grew only $63.3 million, or 9.3%, from $679.5 million to $742.7 million. The increased interest income recognized as a result of the growth in the loan portfolio was sufficient to mitigate the effects of continued declines in interest rates on earning assets, which slightly outpaced the declines of interest rates on interest-bearing liabilities. Most notably, the weighted average yield on loans decreased 54 basis points, from 6.25% for the three months ended March 31, 2003 to 5.71% for the comparable period in 2004. In spite of declining yields, the net interest margin for the first quarter increased six basis points, from 4.40% in 2003 to 4.46% in 2004.

Noninterest Income

Noninterest income totaled $1.7 million for the three months ended March 31, 2004, as compared to $1.9 million for the corresponding period in 2003. The $200,000 decrease in noninterest income during the first quarter of 2004 as compared to the same period of 2003 was due to a decline in revenue on mortgage loan sales of $280,000 which resulted from decreased mortgage origination activity associated with increased mortgage rates. The decrease in noninterest income due to lower gains on sales of mortgage loans was mitigated, however, by an increase in fees charged for services of $67,000 as compared to the three months ended March 31, 2004. Fees charged for services increased due to continued business development efforts and the Company’s continued focus on core banking initiatives.

Noninterest Expense

Noninterest expense increased $330,000, or 4.6%, for the three months ended March 31, 2004, as compared to the same period in 2003. Salaries and benefits, the largest component of noninterest expense, rose only $76,000, or 1.9%, due to an increase in salaries and retail commissions (exclusive of mortgage commissions, which are included in gains on sales of mortgage loans). This increase was mitigated by a reduction in the liability for the Company’s Deferred Compensation Plan as a result of the decline in the price of the Company’s common stock for the quarter.

Data processing expense increased $108,000, or 26.3%, due to increased costs associated with internet banking and technology upgrades. Other noninterest expenses increased $74,000, or 9.8%. During the same period, professional fees decreased $94,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(23)

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in 17 CFR 240.13a-15(e) and 240.15d-15(e)) are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 11, 2004, the Board of Directors of the Company declared a $.15 per share cash dividend to common stockholders of record on March 31, 2004, payable April 14, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

	(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

	(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(24)

(b)	Reports on Form 8-K

On January 26, 2004, the Company furnished information pursuant to Item 5 of Form 8-K, reporting a management realignment. Amended, Corrected and Restated By-Laws were also filed at that time.

On February 11, 2004, the Company furnished information pursuant to Item 5 of Form 8-K, announcing that the Bank had entered into a data processing services agreement with Delmarva Bank Data Processing Center, Inc. (“DDC”). The Bank also announced its intention, subject to regulatory approval, to become a 20% owner of DDC.

On April 15, 2004, the Company furnished information pursuant to Item 12 of Form 8-K, reporting first quarter 2004 financial results.

(25)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

May 7, 2004	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr. Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

May 7, 2004	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr. President, Chief Operating Officer and Chief Financial Officer

(26)