Form 10-K/A
period 2003-12-31
COLUMBIA BANCORP
filed 2004-08-06
CIK 834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend Part II, Items 8 and 9a and Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 (the “Original 10-K”). Part II, Item 8 is being amended to revise Note 5 to the Company’s consolidated financial statements to include three loan transactions that were inadvertently omitted from Note 5 of the Original 10-K. Part II, Item 9a is being amended to include certain disclosures that were inadvertently omitted from the Original 10-K and to add certain new information. Part IV, Item 15 is being amended to re-file certain exhibits required as a result of the Amendment.

PART II

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

(DOLLARS IN THOUSANDS)	2003	2002	2001
Balance at beginning of year	$11,696	$6,345	$5,179
Additions	10,680	12,433	5,649
Repayments	(8,630)	(7,082)	(4,483)

Balance at end of year	$13,746	$11,696	$6,345

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

ITEM 9a. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports we file with the Securities and Exchange Commission is appropriately recorded, processed, summarized and reported within the time periods set by the rules of the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2003, and has concluded that there was no change that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as a result of the evaluations described above, management determined that three related-party loan transactions had occurred during the year ended December 31, 2003, but had not been properly disclosed. These transactions had been properly approved and recorded as loans receivable, but, due to a clerical coding error, were not properly identified and included in the notes to our financial statements and other public disclosures as of December 31, 2003. Our principal executive and principal financial officers determined that the fact that we did not properly disclose these loans represented a deficiency in our disclosure controls and procedures, and that, if not corrected, this deficiency could result in additional disclosure errors. In response, we have already taken steps to ensure that all related-party loan transactions will be properly reflected in our public disclosures. Our principal executive and principal financial officers have concluded, based on the remedial actions taken, that our disclosure controls and procedures are once again fully effective as of the date of the filing of this Form 10-K/A, Amendment No. 1.

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
December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

(2.1)	Plan and Agreement to Merge, dated September 28, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Form 8-K filed by the Company on October 4, 1999 (File No. 000-24302).

(2.2)	First Amendment to Plan and Agreement to Merge, dated November 24, 1999, among Columbia Bancorp and Suburban Bancshares, Inc., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(3.1)	Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(3.1a )	Articles Supplementary dated September 27, 1999, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24302).

(3.2)	Amended, Corrected and Restated By-laws of the Company, as of January 26, 2004, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K filed by the Company on January 30, 2004 (File No. 000-24302).

(10.1)	Form of the Company’s 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.1a )	Amendment dated September 28, 1998 to the Company’s 1987 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.2)	Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.3)	Form of Non-Qualified Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.4)	Form of the Company’s 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.5)	Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.6)	Form of the Company’s Incentive Stock Option Agreement for use under the 1997 Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.7)	Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.7a )	Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.7b )	Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.7c )	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 18, 1997 and April 30, 2002, with John M. Bond, Jr., previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.8)	Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.8a )	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9)	Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.9a )	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9b )	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 16, 1997 and April 30, 2002, with John A. Scaldara, Jr, previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.10)	Form of Employment Agreement dated February 26, 1999 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.11)	Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.11a	)	Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11b	)	Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11c	)	Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.12)		Data Processing agreements by and between the Bank and M&I Data Services, Inc., including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.13)		Form of the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-32359).

(10.13a	)	Amendment dated September 28, 1998 to the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.13b	)	Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13c	)	Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13d	)	Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13e	)	Form of Non-Qualified Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13f	)	Form of Incentive Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.14)	Form of Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(10.14a)	Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.14b)	Amendment dated January 26, 2004 to the Board Chairman Services Agreement with Winfield M. Kelly, Jr., dated February 9, 2000, as amended April 1, 2002, previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.15)	Form of Employment Agreement with Stephen A. Horvath dated September 28, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

(10.16)	Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 000-24302).

(10.17)	Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000 (File No. 000-24302).

(10.18)	Columbia Bancorp 401(k) Plan and Trust dated January 1, 1989, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed on July 29, 1997.

(10.18a)	Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18b)	Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18c)	Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19)	Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19a)	Form of Amendment dated January 26, 2004 to the employment agreements with Michael T. Galeone, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta dated February 26, 1996, as amended December, 1997 and April 30, 2002, previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(14)	Code of Ethics for the Principal Executive Officer and the Principal Financial Officer, previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(14a)	Columbia Bancorp and Subsidiary Code of Conduct and Ethics, previously filed as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(21.1)	List of Subsidiaries of the Company

Name	State of Incorporation	Owned by	Percentage Ownership
The Columbia Bank	Maryland	Columbia Bancorp	100%

McAlpine Enterprises, Inc.	Maryland	The Columbia Bank	100%

Howard I, LLC	Maryland	The Columbia Bank	100%

Howard II, LLC	Maryland	The Columbia Bank	100%

Columbia Leasing, Inc.	Maryland	The Columbia Bank	100%

(23.1	) *	Consent of Independent Registered Public Accounting Firm.

(31.1	) *	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a).

(31.2	) *	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a).

(32.1	) *	Certification by the Principal Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2	) *	Certification by the Principal Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Note: Exhibits 10.1 through 10.19, with the exception of 10.12, relate to management contracts or compensatory plans or arrangements.

b.	Reports on Form 8-K

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

Columbia Bancorp
(Registrant)

August 6, 2004	By:	/s/ John A. Scaldara, Jr.
John A. Scaldara, Jr.
President, Chief Operating Officer and Chief Financial Officer