Form 10-Q
period 2004-06-30
COLUMBIA BANCORP
filed 2004-08-06
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,131,667 shares as of August 5, 2004.

COLUMBIA BANCORP

PART I

ITEM 1.	FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$38,014	$35,846
Interest bearing deposits with other banks	207	205
Federal funds sold	43,547	3,292
Securities held-to-maturity (fair value $69,617 in 2004 and $78,028 in 2003)	69,803	77,344
Securities available-for-sale	52,627	56,583
Residential mortgage loans originated for sale	7,307	6,046
Loan receivables:
Real estate—development and construction	314,480	283,599
Commercial	213,353	216,090
Real estate—mortgage:
Residential	17,197	16,349
Commercial	172,233	149,007
Retail, principally loans secured by home equity	182,560	169,298
Other	707	1,504

Total loans	900,530	835,847
Less: Unearned income, net of origination costs	(210)	(363)
Allowance for credit losses	(11,241)	(10,828)

Loans, net	889,079	824,656
Other real estate owned	250	—
Property and equipment, net	6,948	7,332
Prepaid expenses and other assets	19,134	17,951

Total assets	$1,126,916	$1,029,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$240,117	$206,323
Interest-bearing deposits	650,884	581,285

Total deposits	891,001	787,608
Short-term borrowings	115,523	128,844
Subordinated debentures	6,186	—
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	6,167	7,354

Total liabilities	1,038,877	943,806

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,137,692 and 7,170,882 shares, respectively	71	72
Additional paid-in-capital	46,626	47,886
Retained earnings	41,506	37,561
Accumulated other comprehensive income	(164)	(70)

Total stockholders’ equity	88,039	85,449

Total liabilities and stockholders’ equity	$1,126,916	$1,029,255

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Six Months Ended June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest income:
Loans	$12,267	$11,075	$24,289	$21,587
Investment securities	1,051	1,675	2,263	3,408
Federal funds sold and interest-bearing deposits with other banks	90	78	111	206

Total interest income	13,408	12,828	26,663	25,201

Interest expense:
Deposits	2,278	2,285	4,346	4,721
Borrowings	477	473	989	949

Total interest expense	2,755	2,758	5,335	5,670

Net interest income	10,653	10,070	21,328	19,531
Provision for credit losses	190	745	500	1,050

Net interest income after provision for credit losses	10,463	9,325	20,828	18,481

Noninterest income:
Fees charged for services	1,029	994	2,034	1,932
Gains and fees on sales of mortgage loans, net of costs	508	834	859	1,465
Income (expense) on other real estate owned, net	(5)	30	(14)	41
Commissions earned on financial services sales	137	125	277	248
Other	203	460	453	691

Total noninterest income	1,872	2,443	3,609	4,377

Noninterest expense:
Salaries and employee benefits	3,906	3,865	7,952	7,835
Occupancy, net	944	920	1,920	1,844
Equipment	505	495	1,018	944
Data processing	532	484	1,050	894
Marketing	296	335	596	567
Cash management services	158	149	280	290
Professional fees	174	136	338	394
Deposit insurance	50	49	99	98
Other	939	902	1,780	1,668

Total noninterest expense	7,504	7,335	15,033	14,534

Income before income taxes	4,831	4,433	9,404	8,324
Income tax provision	1,718	1,596	3,310	2,996

Net income	$3,113	$2,837	$6,094	$5,328

Per common share data:
Net income: Basic	$0.43	$0.40	$0.85	$0.75
Diluted	0.42	0.39	0.82	0.73
Cash dividends declared	0.15	0.125	0.30	0.25

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and 2003

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449
Comprehensive income
Net income	—	—	6,094	—	6,094
Unrealized loss on securities available-for-sale	—	—	—	(94)	(94)

Total comprehensive income					6,000
Cash dividends declared on common stock	—	—	(2,149)	—	(2,149)
Exercise of options for 22,406 shares of common stock	—	331	—	—	331
Purchase of 55,596 shares of common stock	(1)	(1,591)	—	—	(1,592)

Balances at June 30, 2004	$71	$46,626	$41,506	$(164)	$88,039

Balances at December 31, 2002	$71	$47,439	$29,408	$5	$76,923
Comprehensive income
Net income	—	—	5,328	—	5,328
Unrealized loss on securities available-for-sale	—	—	—	(48)	(48)

Total comprehensive income					5,280
Cash dividends declared on common stock	—	—	(1,779)	—	(1,779)
Exercise of options for 8,922 shares of common stock	—	114	—	—	114

Balances at June 30, 2003	$71	$47,553	$32,957	$(43)	$80,538

See accompanying notes to consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2004 and 2003

(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$6,094	$5,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	993	852
Amortization of loan fee income	(1,248)	(943)
Provision for credit losses	500	1,050
Gains and fees on sales of mortgage loans, net of costs	(859)	(1,465)
Loss on sales/disposals of other assets	7	—
Proceeds from sales of residential mortgage loans originated for sale	74,338	139,511
Disbursements for residential mortgage loans originated for sale	(74,740)	(151,297)
Loan fees deferred, net of origination costs	1,095	934
Increase in prepaid expenses and other assets	(813)	(1,881)
Decrease in accrued expenses and other liabilities	(1,182)	(947)

Net cash provided by (used in) operating activities	4,185	(8,858)

Cash flows provided by (used in) investing activities:
Net increase in loans	(73,689)	(66,193)
Loan purchases	(12,720)	(25,815)
Loan sales	21,389	6,309
Purchases of securities held-to-maturity	(38,431)	(25,000)
Purchases of securities available-for-sale	(2,663)	(14,475)
Proceeds from maturities and principal repayments of securities held-to-maturity	45,952	45,161
Proceeds from maturities and principal repayments of securities available-for-sale	6,383	5,097
Sales of other real estate owned	—	178
Purchases of property and equipment	(509)	(1,675)
Increase in cash surrender value of life insurance	(129)	(151)

Net cash used in investing activities	(54,417)	(76,564)

Cash flows provided by (used in) financing activities:
Net increase in deposits	103,393	53,384
Increase (decrease) in short-term borrowings	(13,321)	22,087
Proceeds from issuance of subordinated debentures	6,000	—
Cash dividends distributed on common stock	(2,154)	(1,779)
Purchases of common stock	(1,592)	—
Net proceeds from stock options exercised	331	114

Net cash provided by financing activities	92,657	73,806

Net increase (decrease) in cash and cash equivalents	42,425	(11,616)
Cash and cash equivalents at beginning of period	39,343	139,371

Cash and cash equivalents at end of period	$81,768	$127,755

Supplemental information:
Interest paid on deposits and borrowings	$5,300	$5,754
Income taxes paid	3,740	3,550
Transfer of loans to other real estate owned	250	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and six months

ended June 30, 2004 and 2003 is unaudited)

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

The consolidated financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “Allowance”), other- than-temporary impairment of investment securities and deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$3,113	$2,837	$6,094	$5,328
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	81	59	163	118

Pro forma net income	$3,032	$2,778	$5,931	$5,210

Net income per common share:
Basic:
As reported	$0.43	$0.40	$0.85	$0.75
Pro forma	0.42	0.39	0.83	0.73
Diluted:
As reported	0.42	0.39	0.82	0.73
Pro forma	0.41	0.38	0.80	0.71

NOTE 2—INVESTMENTS

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale at June 30, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Securities held-to-maturity:
Federal agency securities	$67,158	$119	$(328)	$66,949
Mortgage-backed securities	632	23	—	655
Collateralized mortgage obligations	2,013	—	—	2,013

Total	$69,803	$142	$(328)	$69,617

Securities available-for-sale:
Federal agency securities	$1,500	$39	$—	$1,539
Mortgage-backed securities	31,539	141	(579)	31,101
Trust preferred stocks	15,907	174	(120)	15,961
Investment in Federal Home Loan
Bank stock	2,576	—	—	2,576
Other equity securities	1,377	236	(163)	1,450

Total	$52,899	$590	$(862)	$52,627

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale at December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Securities held-to-maturity:
Federal agency securities	$73,865	$688	$(72)	$74,481
Mortgage-backed securities	3,479	68	—	3,547

Total	$77,344	$756	$(72)	$78,028

Securities available-for-sale:
Federal agency securities	$5,500	$113	$—	$5,613
Mortgage-backed securities	31,298	130	(145)	31,283
Trust preferred stocks	15,904	245	(322)	15,827
Investment in Federal Home Loan Bank stock	2,620	—	—	2,620
Other equity securities	1,377	53	(190)	1,240

Total	$56,699	$541	$(657)	$56,583

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2004.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Federal agency securities	$37,604	$(328)	$—	$—	$37,604	$(328)
Mortgage-backed securities	13,070	(366)	7,138	(213)	20,208	(579)
Trust preferred stocks	1,940	(5)	6,097	(116)	8,037	(121)

Total debt securities	52,614	(699)	13,235	(329)	65,849	(1,028)
Equity securities	—	—	297	(58)	297	(58)

Total temporarily impaired securities	$52,614	$(699)	$13,532	$(387)	$66,146	$(1,086)

The unrealized losses in the portfolio of agency securities are the result of rising market rates, which will postpone the call feature on these securities. The average life will be extended to the original maturity, and therefore, the opportunity to reinvest those funds at higher rates will be delayed. As reflected in the table above, in a rising rate environment, mortgage-backed securities tend to decline in value as cash flow from refinancing slows, extending the average life of the underlying mortgages. The trust preferred securities that are valued below book value have variable rates and reprice quarterly, which should limit the changes in market value of these instruments as rates change. The losses reflected are primarily due to current market conditions in which new issues of variable-rate trust preferred securities are priced at wider spreads than those in the Company’s portfolio. The reported losses will decline if the spreads for new issues decline. The unrealized loss in the equity securities reflects accumulated losses by a de novo bank during its start-up phase of operations.

The unrealized gain or loss of the Company’s investment portfolio is primarily rate driven. The Company has the intent and the ability to hold all of the securities to maturity. In addition, the portfolio is relatively short, with the agency securities, which comprise 55% of the total portfolio, rolling over in 23.2 months. For these reasons, management believes that the unrealized losses in the investment portfolio are temporary.

NOTE 3—PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share data)
Net income	$3,113	$3,113	$2,837	$2,837

Weighted average shares outstanding	7,171	7,171	7,118	7,118
Dilutive securities	—	234	—	228

Adjusted weighted average shares used in EPS computation	7,171	7,405	7,118	7,346

Net income per common share	$0.43	$0.42	$0.40	$0.39

	Six Months Ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
	(dollars in thousands, except per share data)
Net income	$6,094	$6,094	$5,328	$5,328

Weighted average shares outstanding	7,176	7,176	7,117	7,117
Dilutive securities	—	246	—	220

Adjusted weighted average shares used in EPS computation	7,176	7,422	7,117	7,337

Net income per common share	$0.85	$0.82	$0.75	$0.73

Antidilutive stock options excluded from the computation of earnings per share were 89,830 for the three months and six months ended June 30, 2004. There were no antidilutive stock options excluded from the calculation of earnings per share for the three months or six months ended June 30, 2003.

NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2004 whose contract amounts represent potential credit risk is as follows:

June 30, 2004
(dollars in thousands)
Commitments to extend credit (a)	$577,949
Standby letters of credit	28,009

(a)	Includes all unused lines of credit totaling $464.5 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $113.4 million.

NOTE 5—NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered variable interest entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In June 2004, the Company issued trust preferred securities through a wholly-owned statutory trust formed for that purpose. In accordance with FIN 46R, the statutory trust has not been consolidated with the holding company.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 2. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. Recognition and measurement guidance of the Consensus will be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, as required. The Company has implemented the guidelines of this Consensus (see note 2). Management does not anticipate that the adoption of the Consensus will have any impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

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

FORWARD—LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Columbia Bancorp’s current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to:

Part I—Note 2. Investments

•	Statement regarding anticipated changes in the fair market value of securities in relation to market rates.

Part I—Item 2. Liquidity

•	Statement regarding future cash requirements of commitments to extend credit.

•	Statement regarding the anticipation that the Company will continue to experience long-term growth in customer funding sources.

•	Statement regarding volatility of title company account balances.

Part I—Item 2. Market Risk and Interest Rate Sensitivity

•	Statements regarding challenges facing management in terms of interest rates and overall management of the net interest margin.

Part I—Item 2. Material Changes in Financial Condition

•	Statement regarding the possibility that potential problem loans could be reclassified in the future as nonperforming or impaired loans.

Part II—Item 1. Legal Proceedings

•	Statement regarding the impact on the Company of routine legal proceedings.

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

THE COMPANY

Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 24 branch banking offices, as well as mortgage and commercial loan origination offices and 26 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core market area to be the communities in the Baltimore/Washington Corridor and adjacent areas of central Maryland.

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of June 30, 2004:

	Amount	Percent
	(dollars in thousands)
Real estate—development and construction	$314,480	34.9%
Commercial	213,353	23.7
Real estate—mortgage:
Residential	17,197	1.9
Commercial	172,233	19.1
Retail (a)	182,560	20.3
Other	707	0.1

Total loans	$900,530	100.0%

(a)	Includes $175.5 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $314.5 million at June 30, 2004. See “Material Changes in Financial Condition” for a breakdown of real estate development and construction loans by type.

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

At June 30, 2004, $213.4 million, or 23.7%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include accounts receivable, inventory, equipment or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is professional and financial services, which comprises 19.4% of the total commercial loan portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. No other industry accounted for more than 10% of the total commercial loan portfolio.

The Company also originates mortgage loans secured by commercial real estate. At June 30, 2004, $172.2 million, or 19.1% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally involve investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At June 30, 2004, $108.6 million, or 63.1%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $63.6 million, or 36.9%, of total commercial mortgage loans at June 30, 2004. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of seven years or less.

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

At June 30, 2004, $182.6 million, or 20.3%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $156.1 million and $19.4 million, respectively, at June 30, 2004.

Home equity loans and lines of credit are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest. Properties securing new home equity lines of credit and second mortgage loans are appraised by a combination of internal and external appraisers.

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At June 30, 2004, $17.2 million, or 1.9%, of the Company’s total loan portfolio consisted of residential mortgage loans.

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

At June 30, 2004, other loans totaled $707,000, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $577.9 million at June 30, 2004. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $306.2 million, or 53.0% of the $577.9 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $132.3 million, or 22.9% of the $577.9 million, at June 30, 2004 and generally do not extend for more than 12 months. At June 30, 2004, available home equity lines totaled $125.8 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $9.4 million at June 30, 2004.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity, as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2002, total title company relationships accounted for $106.4 million, or 12.1% of the total customer funding of $878.5 million. Mortgage refinancing activity began to decline during the fourth quarter of 2003. As a result, at December 31, 2003, total title company relationships accounted for $57.2 million, or 6.4% of the total customer funding of $887.9 million. At June 30, 2004, these accounts had increased to $74.3 million, or 7.4% of the total customer funding of $1.0 billion. The Company expects these title company balances to remain volatile during 2004, as mortgage refinancing activity subsides.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to extreme volatility. At June 30, 2004, total customer funding was $1.0 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $775.8 million, or 77.5% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at June 30, 2004, totaled $27.1 million, and federal funds sold and interest-bearing deposits with banks were $43.8 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), has an approved credit line equal to 14% of total assets as reported on the most recent regulatory report. The Bank had collateral available to pledge to the FHLB at June 30, 2004 sufficient to permit borrowing of up to $139.6 million. Collateral must be pledged to the FHLB before advances can be obtained. At June 30, 2004 outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (the “FRB”). At June 30, 2004, the Bank had pledged sufficient collateral to borrow up to $44.0 million from the FRB; no balances were outstanding on that date.

Capital Resources

Total stockholders’ equity was $88.0 million at June 30, 2004, representing an increase of $2.6 million or 3.0% from December 31, 2003. The growth of stockholders’ equity in the first six months of 2004 was primarily attributable to the earnings of the Company of $6.1 million less dividends declared on common stock of $2.1 million and $1.6 million used to purchase 55,000 shares of the Company’s common stock. Capital was also increased by $331,000 as a result of stock options exercised during the first six months of 2004. The remaining $100,000 decrease from December 31, 2003 represents the change in accumulated other comprehensive income resulting from a decrease in the fair value of securities available-for-sale.

Dividends declared for the first six months of 2004 were $2.1 million, or $.30 per share, compared to $1.8 million, or $.25 per share, in 2003.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	June 30, 2004	December 31, 2003
Risk-based capital ratios:
Tier 1 capital	9.45%	9.28%	4.00%
Total capital	10.58	10.45	8.00
Tier 1 leverage ratio	8.79	8.43	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2004 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 11.2%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at June 30, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

	One Year Or Less	After One Through Three Years	After Three Years	Total
	(dollars in thousands)
Federal funds sold and interest-bearing deposits with banks	$43,754	$—	$—	$43,754
Securities held-to-maturity and securities available-for-sale	27,130	53,738	41,562	122,430
Loans, exclusive of nonaccrual loans	681,824	75,167	149,751	906,742

Interest-earning assets	752,708	128,905	191,313	1,072,926

Interest-bearing deposits	504,854	125,658	20,372	650,884
Other borrowings	121,709	—	20,000	141,709

Interest-bearing liabilities	626,563	125,658	40,372	792,593

Interest sensitivity gap	$126,145	$3,247	$150,941	$280,333

Cumulative interest sensitivity gap	$126,145	$129,392	$280,333

Cumulative interest sensitivity gap as a % of total assets	11.20%	11.48%	24.88%

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

During 2004, the Company further refined the loan data used in the simulation process. In prior periods, variable rate loans that had reached a pre-established interest rate floor were classified as fixed-rate loans, and, therefore, in an upward shock the income stream did not change. The simulation model can now identify at what point the interest rate of each of these loans will begin to float as rates rise, increasing the income earned on these loans accordingly. The result of this data refinement was an increase in net interest income in a 200 basis point upward shift of 10.5% for the March 31, 2004 data, as compared to the prior period projection of 4.7%, representing an increase in net interest income over the next 12 months of approximately $4.7 million, compared to a $2.1 million increase in the prior forecast. The economic value of equity, the difference between the change in assets and the change in liabilities, was improved to +4.5%. In a 100 basis point decline in rates, net interest income is projected to fall 8.3%, or approximately $3.7 million, and the economic value of equity is projected to decline 3.9% based on March 31, 2004 data. The potential decline in net interest income of 8.3% is greater than the Company’s policy of a decrease of not more than 7.5%. However, the Company believes the probability of a downward shift of 100 basis points is remote. Changes in the economic value of equity were within policy guidelines of no more than a 20% decline.

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

	June 30, 2004	December 31, 2003	Change	Annualized % Change
	(dollars in thousands)
Real estate—development and and construction	$314,480	$283,599	$30,881	21.8%
Commercial	213,353	216,090	(2,737)	-2.5
Real estate—mortgage:
Residential	17,197	16,349	848	10.4
Commercial	172,233	149,007	23,226	31.3
Retail	182,560	169,298	13,262	15.7
Other	707	1,504	(797)	-106.3

Total loans	$900,530	$835,847	$64,683	15.5%

The strong loan growth experienced during 2003 continued into the first half of 2004, as total loans increased $64.7 million from December 31, 2003 to June 30, 2004, or 15.5% if presented on an annualized basis. This increase was supported primarily by the real estate development and construction loan portfolio and the commercial mortgage loan portfolio, which demonstrated growth on an annualized basis of 21.8% and 31.3%, respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $314.5 million, or 34.9%, of the total loan portfolio at June 30, 2004. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2003 to June 30, 2004:

	June 30, 2004	December 31, 2003	Change
	(dollars in thousands)
Residential construction (a)	$96,824	$96,068	$756
Residential land development	86,243	81,139	5,104
Land acquisition (b)	81,096	61,370	19,726
Commercial construction	50,317	45,022	5,295

	$314,480	$283,599	$30,881

(a)	Includes loans to individuals for construction of primary personal residences totaling $45.8 million at June 30, 2004 and $40.8 million at December 31, 2003.
(b)	Includes loans to individuals for the purchase of residential building lots totaling $12.2 million at June 30, 2004 and 9.3 million at December 31, 2003.

Real estate development and construction loans increased by $30.9 million since December 31, 2003, representing an annualized rate of growth of 21.8%. Land acquisition loans demonstrated the strongest growth, increasing $19.7 million over December 31, 2003. Residential land acquisition accounted for $16.8 million of this increase, while loans to individuals for the purchase of residential building lots added the remaining $2.9 million. During the six months ended June 30, 2004, the Company originated $12.6 million in new residential land acquisition loans; the remaining $4.2 million of the $16.8 million increase represented net increases in existing loan balances.

Commercial mortgage loans grew by $23.2 million since December 31, 2003, due primarily to the origination of five new loans with balances at June 30, 2004 of between $2.5 million and $5.2 million, accumulating to approximately $19.5 million. Retail loans, comprised principally of second mortgage loans and home equity lines of credit, increased $13.3 million. The Company believes that the continued strong loan growth exhibited by the loan portfolio in the first half of 2004 was the result of healthy market conditions in the Bank’s primary lending area, continued low interest rates and successful business development efforts.

The following table provides information concerning nonperforming assets and past-due loans:

	June 30, 2004	December 31, 2003	June 30, 2003
	(dollars in thousands)
Nonaccrual loans (a)	$1,095	$892	$720
Restructured loans	—	—	643
Other real estate owned	250	—	—

Total nonperforming assets	$1,345	$892	$1,363

Accruing loans past-due 90 days or more	$91	$72	$112

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At June 30, 2004, nonaccrual loans totaled $1.1 million, comprised primarily of six commercial relationships with loans totaling $1.0 million, of which $962,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were five consumer loans carried at a total of $21,000 and one residential mortgage loan carried at $46,000.

Other real estate owned at June 30, 2004 totaled $250,000 and represented one single-family property on which the Company foreclosed in March of 2004. The property was sold subsequent to June 30, 2004 at a net gain to the Company of $73,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At June 30, 2004, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $6.7 million, of which $564,000 is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest of these relationships is a commercial loan totaling $2.8 million that is secured by land with an appraised value well in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

Impaired loans at June 30, 2004 totaled $1.0 million, of which $78,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At June 30, 2004, specific reserves assigned to impaired loans totaled $57,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $190,000 and $500,000 for the three months and six months ended June 30, 2004, as compared to $745,000 and $1.1 million for the same periods in 2003.

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

At June 30, 2004, the Allowance was 1.25% of total loans, net of unearned income. The Allowance at June 30, 2004 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Allowance for credit losses—beginning of period	$10,828	$8,839
Provision for credit losses	500	1,050
Charge-offs	(241)	(227)
Recoveries	154	202

Allowance for credit losses—end of period	$11,241	$9,864

Allowance as a percentage of loans receivable, net of unearned income	1.25%	1.31%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	947.81%	668.75%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of June 30, 2004, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $58,000. This reserve, like the Allowance, is reviewed regularly.

Prepaid Expenses and Other Assets:

Prepaid expenses and other assets includes an investment in unconsolidated entities totaling $940,000, of which $820,000 represents a 20% investment in Delmarva Data Processing Center, Inc., as previously disclosed on the Current Report on Form 8-K dated February 11, 2004.

Long-term Debt:

In June 2004, the Company issued subordinated debt to Columbia Bancorp Statutory Trust (the “Trust”) in the amount of $6.2 million. The Trust was formed for the purpose of issuing $6.0 million in Trust Preferred Securities and is a wholly-owned subsidiary of the Company. In accordance with FIN46, the Trust has not been consolidated with the Company, and its financial position and results of operation are not included in the financial statements presented herein.

The Floating Rate Trust Securities issued by the Trust accrue interest at a variable rate of interest, initially at 4.209%. The interest rate resets quarterly at a rate equal to LIBOR plus a pre-determined spread.

RESULTS OF OPERATIONS

The Company reported earnings for the six months ended June 30, 2004 of $6.1 million, or $.82 per diluted common share, compared to $5.3 million, or $.73 per diluted share, for the same period in 2003, representing an increase of 14.4%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the six months ended June 30, 2004 was 1.16%, compared to 1.14% for the corresponding period in 2003. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2004 was 13.93%, compared to 13.60% for the corresponding period in 2003.

Net Interest Income

Three Months Ended June 30, 2004:

Net interest income on a tax equivalent basis was $10.9 million for the three months ended June 30, 2004 as compared to $10.2 million for the three months ended June 30, 2003, an increase of $743,000, or 7.3%. The quarter-to-quarter increase was due largely to growth in average earning assets and, to a lesser extent, lower interest rates on interest-bearing liabilities, mitigated by the effect of lower interest rates on earning assets and increased average balances in interest-bearing liabilities. The growth in average earning assets outpaced the growth in average interest-bearing liabilities as average earning assets increased $103.8 million, or 11.3%, and average interest-bearing liabilities increased only $50.0 million, or 7.1%. In particular, average loans, the Company’s most profitable earning asset, increased $140.4 million, or 18.9%, for the three months ended June 30, 2004 as compared to the same period in 2003.

The net interest margin for the three months ended June 30, 2004 was 4.29%, compared to 4.45% for the same period in 2003. The decrease in the net interest margin was due to lower interest rates on earning assets in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The yield on earning assets was 5.65% on average earning assets of $918.7 million for the second quarter of 2003, compared to 5.38% on average earning assets of $1.0 billion for the second quarter of 2004. The yield on average loans decreased from 6.02% for the three months ended June 30, 2003 to 5.68% for the three months ended June 30, 2004. The rate paid on interest-bearing liabilities decreased only 10 basis points during the same period. The combination of lower yields on a higher base of earning assets resulted in a decrease in the net interest margin of 16 basis points for the quarter ended June 30, 2004 as compared to the same period in 2003.

Interest income on a tax equivalent basis totaled $13.6 million for the three months ended June 30, 2004, compared to $12.9 million for the same period in 2003, an increase of $740,000, or 5.7%. Interest income on loans increased by $1.3 million, as average loans grew from $741.2 million at June 30, 2004 to $881.6 million at June 30, 2004, an increase of $140.4 million, or 18.9%, for the three months ended June 30, 2004 as compared to the same period in 2003. Average securities held-to-maturity and securities available-for-sale decreased from $151.5 million for the quarter ended June 30, 2003 to $103.4 million for the quarter ended June 30, 2004, while average federal funds sold increased $11.5 million during the same period. The net increase in average earning assets from quarter-to-quarter was mitigated by a decrease in the yield earned, from 5.65% for the quarter ended June 30, 2003 to 5.38% for the quarter ended June 30, 2004, a decrease of 27 basis points.

Interest expense decreased only $3,000 from quarter to quarter, as an increase in average interest-bearing liabilities was almost entirely offset by a decrease in the average rate paid on those liabilities. Specifically, average interest-bearing liabilities increased $50.0 million, or 7.1%, from the quarter ended June 30, 2003 to the same period in 2004. Average certificates of deposit increased $68.2 million from quarter to quarter, while substantially all other categories of interest-bearing liabilities experienced decreases in average balances. The average yield on interest-bearing liabilities decreased 10 basis points to 1.46% from period to period, while the rate on certificates decreased from 2.78% to 2.39%, or 39 basis points. With the exception of NOW accounts and short-term borrowings, which increased 5 and 8 basis points, respectively, the weighted average rates on all other categories of interest-bearing liabilities also decreased from the quarter ended June 30, 2003 to the quarter ended June 30, 2004.

Six Months Ended June 30, 2004:

In the first six months of 2004, net interest income on a tax-equivalent basis rose $2.1 million, from $19.8 million in 2003 to $21.9 million in 2004, as the cost of interest-bearing liabilities continued to decline with the downward repricing of almost all deposit categories, and loans, the Company’s most profitable earning asset, continued to grow. Average loans, net of unearned income, grew $154.2 million, or 21.6%, while average interest-bearing liabilities grew only $56.5 million, or 8.1%, during the same period. The increased interest income recognized as a result of the growth in the loan portfolio was sufficient to mitigate the effects of continued declines in interest rates on earning assets, which slightly outpaced the declines of interest rates on interest-bearing liabilities. Most notably, the weighted average yield on loans decreased 43 basis points, from 6.13% for the six months ended June 30, 2003 to 5.70% for the comparable period in 2004. As a result, the net interest margin for the first six months of 2004 decreased a modest four basis points, from 4.42% in 2003 to 4.38% in 2004.

Interest income increased $1.8 million as a result of an increase in average loans, mitigated by a decrease in interest rates during the six months ended June 30, 2004, as compared to the same period in 2003. Average loans, net of unearned income, increased from $714.9 million for the six months ended June 30, 2003 to $869.1 million in 2004, an increase of $154.2 million, or 21.6%. During the same period, securities held-to-maturity and securities available-for-sale decreased $38.7 million, and average federal funds sold and interest-bearing deposits with banks decreased $11.0 million. The average taxable-equivalent yield on interest-earning assets decreased during the period from 5.69% for the six months ended June 30, 2003 to 5.44% for the same period in 2004.

Interest expense declined 5.9%, from $5.7 million for the six months ended June 30, 2003 to $5.3 million for the same period in 2004. Rate decreases in almost all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 1.65% for the six months ended June 30, 2003 to 1.43% for the same period in 2004. During the same period, average interest-bearing liabilities increased from $694.0 million for the six months ended June 30, 2003 to $750.5 million for the same period in 2004, an increase of $56.5 million, or 8.1%.

The following table provides further analysis of the changes in net interest income:

	Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003			Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
	Increase (Decrease)	Increase (Decrease) Due to (a)		Increase (Decrease)	Increase (Decrease) Due to (a)
		Rate	Volume		Rate	Volume
	(dollars in thousands)
Interest income:
Loans (b) (c)	$2,905	$(1,544)	$4,449	$1,318	$(694)	$2,012
Securities held-to-maturity and securities available-for-sale	(1,033)	(181)	(852)	(590)	(55)	(535)
Federal funds sold and interest-bearing deposits with banks	(95)	(38)	(57)	12	(18)	30

Total interest income	1,777	(1,763)	3,540	740	(767)	1,507

Interest expense:
Deposits	(375)	(1,026)	651	(6)	(428)	422
Borrowings	40	11	29	3	15	(12)

Total interest expense	(335)	(1,015)	680	(3)	(413)	410

Net interest income	$2,112	$(748)	$2,860	$743	$(354)	$1,097

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax. Tax-exempt interest income is a non-GAAP financial measure as defined in Securities and Exchange Commission (“SEC”) Regulation G of the Code of Federal Regulation (“Regulation G”) and Item 10 of SEC Regulation S-K of the Securities Act of 1933 (“Regulation S-K”). Management believes that this measure is a more consistent indicator of operating performance than GAAP-based interest income.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-bearing liabilities.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$869,115	$24,645	5.70%	$714,871	$21,740	6.13%
Securities held-to-maturity and securities available-for-sale (c)	112,788	2,455	4.38%	151,530	3,488	4.64%
Federal funds sold and interest-bearing deposits with banks	23,517	111	0.95%	34,501	206	1.20%

Total interest-earning assets	1,005,420	27,211	5.44%	900,902	25,434	5.69%

Noninterest-earning assets:
Cash and due from banks	32,562			30,993
Property and equipment, net	7,182			7,136
Other assets	18,329			16,439
Less: allowance for credit losses	(11,045)			(9,138)

Total assets	$1,052,448			$946,332

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$87,612	$60	0.14%	$89,078	$65	0.15%
Savings accounts	85,341	111	0.26%	84,054	257	0.62%
Money market accounts	108,828	243	0.45%	108,278	437	0.81%
Certificates of deposit	331,255	3,932	2.38%	281,217	3,962	2.84%
Short-term borrowings	117,267	451	0.77%	111,364	412	0.75%
Long-term borrowings	20,231	538	5.34%	20,000	537	5.42%

Total interest-bearing liabilities	750,534	5,335	1.43%	693,991	5,670	1.65%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	206,292			164,501
Other liabilities	7,662			8,861
Stockholders’ equity	87,960			78,979

Total liabilities and stockholders’ equity	$1,052,448			$946,332

Net interest income—tax equivalent (d)		21,876			19,764
Tax equivalent adjustment to interest income		(548)			(233)

Net interest income		$21,328			$19,531

Net interest spread—tax equivalent (d)			4.01%			4.04%

Net interest margin—tax equivalent (d)			4.38%			4.42%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $1.2 million and $943,000 for the six months ended June 30, 2004 and 2003, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$881,598	$12,446	5.68%	$741,219	$11,128	6.02%
Investment securities and securities available-for-sale (c)	103,384	1,145	4.45%	151,508	1,735	4.59%
Federal funds sold and interest-bearing deposits with banks	37,521	90	0.96%	25,995	78	1.18%

Total interest-earning assets	1,022,503	13,681	5.38%	918,722	12,941	5.65%

Noninterest-earning assets:
Cash and due from banks	34,662			32,786
Property and equipment, net	7,075			7,308
Other assets	18,667			16,514
Less: allowance for credit losses	(11,114)			(9,350)

Total assets	$1,071,793			$965,980

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$89,308	$33	0.15%	$93,717	$25	0.10%
Savings accounts	85,573	57	0.27%	86,391	111	0.52%
Money market accounts	108,624	121	0.45%	112,079	206	0.74%
Certificates of deposit	348,394	2,068	2.39%	280,242	1,943	2.78%
Short-term borrowings	105,985	204	0.77%	115,939	199	0.69%
Long-term borrowings	20,462	272	5.35%	20,000	274	5.50%

Total interest-bearing liabilities	758,346	2,755	1.46%	708,368	2,758	1.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,033			168,554
Other liabilities	3,671			7,130
Stockholders’ equity	88,743			81,928

Total liabilities and stockholders’ equity	$1,071,793			$965,980

Net interest income—tax equivalent (d)		10,926			10,183
Tax equivalent adjustment to interest income		(273)			(113)

Net interest income		$10,653			$10,070

Net interest spread—tax equivalent (d)			3.92%			4.09%

Net interest margin—tax equivalent (d)			4.29%			4.45%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $613,000 and $483,000 for the three months ended June 30, 2004 and 2003, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

Noninterest Income

Noninterest income totaled $1.9 million for the quarter ended June 30, 2004, as compared to $2.4 million for the same period in 2003, a decrease of $500,000, or 23.4%. This variance from quarter to quarter was primarily the result of lower gains and fees on sales of mortgage loans, which decreased $300,000 as compared to the three months ended June 30, 2004. The Company had anticipated a reduction in revenue from mortgage loan sales corresponding to decreased mortgage origination activity associated with increased mortgage rates. Adding to the period-to-period variance was approximately $200,000 in one-time loan collateral release fees and prepayment penalties that were recognized as income in the second quarter of 2003.

Noninterest income totaled $3.6 million for the six months ended June 30, 2004, as compared to $4.4 million for the corresponding period in 2003. The $800,000 decrease in noninterest income during the first six months of 2004 as compared to the same period of 2003 was due primarily to a decline in revenue on mortgage loan sales of $600,000, which resulted from decreased mortgage origination activity associated with increased mortgage rates. Adding to the period-to-period variance was approximately $200,000 in one-time loan collateral release fees and prepayment penalties that were recognized as income in the first half of 2003.

Noninterest Expense

Noninterest expense increased $170,000, or 2.3% for the quarter ended June 30, 2004 as compared to the same period in 2003, as the Company continued to effectively leverage its overhead. Salaries and benefits, the largest component of noninterest expense, increased only $41,000, or 1.1%. Data processing expense increased $48,000, or 9.9%, due to increased costs associated with internet banking and technology upgrades, while marketing expense decreased $39,000. Other noninterest expenses increased $37,000, or 4.1% during the second quarter of 2004 as compared to the same quarter of 2003.

Noninterest expense increased $500,000, or 3.4%, for the six months ended June 30, 2004, as compared to the same period in 2003. Salaries and benefits rose only $117,000, or 1.5%, due to an increase in salaries and retail commissions (exclusive of mortgage commissions, which are included in gains on sales of mortgage loans). This increase was mitigated by the reduction in the liability for the Company’s Deferred Compensation Plan of $175,000 as a result of the decline in the price of the Company’s common stock during the period. Data processing expense increased $156,000, or 17.5%, and other noninterest expenses increased $112,000, or 6.7%. During the same period, professional fees decreased $56,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our internal disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2004, and has concluded that there was no change that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as a result of the evaluations described above, management determined that three related-party loan transactions had occurred during the year ended December 31, 2003, but had not been properly disclosed. These transactions had been properly approved and recorded as loans receivable but, due to a clerical coding error, were not properly identified and included in the notes to our financial statements and other public disclosures as of December 31, 2003. Our principal executive and principal financial officers determined that the fact that we did not properly disclose these loans represented a deficiency in our disclosure controls and procedures, and that, if not corrected, this deficiency could result in additional disclosure errors. In response, we have already taken steps to ensure that all related-party loan transactions will be properly reflected in our public disclosures. Our principal executive and principal financial officers have concluded, based on the remedial actions taken, that our disclosure controls and procedures are again fully effective as of the date of the filing of this Form 10-Q.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually and in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program (1)
April 1 – April 30, 2004	—	$—	—	413,550
May 1 – May 31, 2004	28,196	28.04	28,196	385,354
June 1 – June 30, 2004	27,400	29.25	27,400	357,954

	55,596	$28.64	55,596	357,954

(1)	All share purchases were made pursuant to the Stock Repurchase Plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held May 25, 2004, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company’s 2007 Annual Meeting or until their respective successors are duly elected and qualified.

	Votes Cast
	For	Withheld	Total
Hugh F.Z. Cole, Jr.	5,857,888	167,688	6,025,576
Herschel L. Langenthal	5,894,828	130,748	6,025,576
James R. Moxley, Jr.	5,463,771	561,805	6,025,576
Vincent D. Palumbo	5,414,940	610,636	6,025,576
John A. Scaldara, Jr.	5,898,695	126,881	6,025,576
Lawrence A. Shulman	5,372,083	653,493	6,025,576

The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company’s Annual Meeting in their respective class years or until their respective successors are duly elected and qualified.

Class of 2005	Class of 2006
John M. Bond, Jr.	Anand S. Bhasin
William L. Hermann	Robert R. Bowie, Jr.
Charles C. Holman	Garnett Y. Clark, Jr.
Winfield M. Kelly, Jr.	Raymond G. LaPlaca
Harry L. Lundy, Jr.	Morris A. Little
James R. Moxley, III	Kenneth H. Michael
Mary S. Scrivener	Maurice M. Simpkins
Theodore G. Venetoulis	Robert N. Smelkinson

ITEM 5.	OTHER INFORMATION

On June 30, 2004, the Board of Directors of the Company declared a $.15 per share cash dividend to common stockholders of record on July 14, 2004, payable July 28, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(4)	Junior Subordinated Indenture between Columbia Bancorp and Deutsche Bank Trust Company Americas, as Trustee, dated as of June 24, 2004.

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 22, 2004, the Company furnished information pursuant to Item 12 of Form 8-K, reporting fourth quarter 2003 financial results.

On June 4, 2004, the Company furnished information pursuant to Item 5 of Form 8-K, announcing the re-activation of its stock repurchase plan.

On June 7, 2004, the Company furnished information pursuant to Item 5 of Form 8-K, announcing a proposed offering of trust preferred securities.

On June 25, 2004, the Company furnished information pursuant to Item 5 of Form 8-K, announcing the issuance of $6 million of trust preferred securities.

On July 15, 2004, the Company furnished information pursuant to Item 12 of Form 8-K, reporting second quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

August 6, 2004	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr.
Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

August 6, 2004	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr.
President, Chief Operating Officer and Chief Financial Officer