Form 10-Q
period 2004-09-30
COLUMBIA BANCORP
filed 2004-11-09
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,117,617 shares as of November 5, 2004.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$37,959	$35,846
Interest bearing deposits with other banks	206	205
Federal funds sold	36,409	3,292
Securities held-to-maturity (fair value $99,719 in 2004 and $78,028 in 2003)	99,295	77,344
Securities available-for-sale	51,159	56,433
Residential mortgage loans originated for sale	2,587	6,046
Loan receivables:
Real estate - development and construction	332,258	283,599
Commercial	229,589	221,374

Real estate - mortgage:
Residential	17,564	16,349
Commercial	158,585	143,723
Retail, principally loans secured by home equity	194,031	169,298
Other	4,056	1,504

Total loans	936,083	835,847
Less: Unearned income, net of origination costs	(83)	(363)
Allowance for credit losses	(11,514)	(10,828)

Loans, net	924,486	824,656
Property and equipment, net	6,910	7,332
Prepaid expenses and other assets	20,096	18,101

Total assets	$1,179,107	$1,029,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$246,092	$206,323
Interest-bearing deposits	669,250	581,285

Total deposits	915,342	787,608
Short-term borrowings	141,031	128,844
Subordinated debentures	6,186	—
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	6,448	7,354

Total liabilities	1,089,007	943,806

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,117,317 and 7,170,882 shares, respectively	71	72
Additional paid-in-capital	45,925	47,886
Retained earnings	43,956	37,561
Accumulated other comprehensive income (loss)	148	(70)

Total stockholders’ equity	90,100	85,449

Total liabilities and stockholders’ equity	$1,179,107	$1,029,255

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine Months Ended September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest income:
Loans	$13,428	$11,534	$37,717	$33,121
Investment securities	1,340	1,461	3,603	4,869
Federal funds sold and interest-bearing deposits with other banks	65	56	176	262

Total interest income	14,833	13,051	41,496	38,252

Interest expense:
Deposits	2,450	2,069	6,796	6,790
Borrowings	681	490	1,670	1,439

Total interest expense	3,131	2,559	8,466	8,229

Net interest income	11,702	10,492	33,030	30,023
Provision for credit losses	192	—	692	1,050

Net interest income after provision for credit losses	11,510	10,492	32,338	28,973

Noninterest income:
Fees charged for services	910	1,056	2,944	2,988
Gains and fees on sales of mortgage loans, net of costs	291	1,168	1,150	2,633
Income (expense) on other real estate owned, net	73	(21)	59	20
Gain on sale of investment securities	—	28	—	28
Commissions earned on financial services sales	146	208	423	456
Other	294	298	747	990

Total noninterest income	1,714	2,737	5,323	7,115

Noninterest expense:
Salaries and employee benefits	4,114	4,315	12,066	12,150
Occupancy, net	918	973	2,838	2,818
Equipment	468	500	1,486	1,444
Data processing	525	563	1,575	1,457
Marketing	140	272	736	839
Cash management services	131	149	411	439
Professional fees	263	174	601	568
Deposit insurance	51	49	150	147
Other	1,059	854	2,839	2,521

Total noninterest expense	7,669	7,849	22,702	22,383

Income before income taxes	5,555	5,380	14,959	13,705
Income tax provision	2,037	1,937	5,347	4,934

Net income	$3,518	$3,443	$9,612	$8,771

Per common share data:
Net income: Basic	$0.49	$0.48	$1.34	$1.23
Diluted	0.48	0.47	1.30	1.19
Cash dividends declared	0.15	0.125	0.45	0.375

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004 and 2003

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449
Comprehensive income
Net income	—	—	9,612	—	9,612
Unrealized gain on securities available-for-sale	—	—	—	218	218

Total comprehensive income					9,830
Cash dividends declared on common stock	—	—	(3,217)	—	(3,217)
Exercise of options for 31,781 shares of common stock	—	456	—	—	456
Purchase of 85,346 shares of common stock	(1)	(2,417)	—	—	(2,418)

Balances at September 30, 2004	$71	$45,925	$43,956	$148	$90,100

Balances at December 31, 2002	$71	$47,439	$29,408	$5	$76,923
Comprehensive income
Net income	—	—	8,771	—	8,771
Unrealized loss on securities available-for-sale	—	—	—	(182)	(182)

Total comprehensive income					8,589
Cash dividends declared on common stock	—	—	(2,673)	—	(2,673)
Exercise of options for 32,742 shares of common stock	—	293	—	—	293

Balances at September 30, 2003	$71	$47,732	$35,506	$(177)	$83,132

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$9,612	$8,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,441	1,327
Amortization of loan fee income	(2,049)	(1,489)
Provision for credit losses	692	1,050
Gains and fees on sales of mortgage loans, net of costs	(1,150)	(2,633)
Gain on sale of real estate owned	(73)	—
Gain on sale of securities available-for-sale	—	(28)
Losses on sales/disposals of other assets	7	6
Proceeds from sales of residential mortgage loans originated for sale	100,810	258,463
Disbursements for residential mortgage loans originated for sale	(96,201)	(259,453)
Loan fees deferred, net of origination costs	1,769	1,487
Increase in prepaid expenses and other assets	(1,657)	(502)
Decrease in accrued expenses and other liabilities	(899)	(395)

Net cash provided by operating activities	12,302	6,604

Cash flows provided by (used in) investing activities:
Net increase in loans	(120,382)	(109,309)
Loan purchases	(17,437)	(29,687)
Loan sales	37,327	7,386
Purchases of securities held-to-maturity	(82,932)	(60,625)
Purchases of securities available-for-sale	(2,663)	(27,364)
Proceeds from maturities and principal repayments of securities held-to-maturity	60,963	87,828
Proceeds from maturities and principal repayments of securities available-for-sale	8,076	8,544
Proceeds from sales of investment securities available-for-sale	—	777
Sales of other real estate owned	323	178
Purchases of property and equipment	(886)	(1,913)
Disposals of property and equipment	—	2
Increase in cash surrender value of life insurance	(195)	(226)

Net cash used in investing activities	(117,806)	(124,409)

Cash flows provided by (used in) financing activities:
Net increase in deposits	127,734	44,364
Increase (decrease) in short-term borrowings	12,187	(18,692)
Proceeds from issuance of subordinated debentures	6,000	—
Cash dividends distributed on common stock	(3,224)	(2,669)
Purchases of common stock	(2,418)	—
Net proceeds from stock options exercised	456	293

Net cash provided by financing activities	140,735	23,296

Net increase (decrease) in cash and cash equivalents	35,231	(94,509)
Cash and cash equivalents at beginning of period	39,343	139,371

Cash and cash equivalents at end of period	$74,574	$44,862

Supplemental information:
Interest paid on deposits and borrowings	$8,402	$8,331
Income taxes paid	5,730	5,450
Transfer of loans to other real estate owned	250	—

See accompanying notes to consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and nine months

ended September 30, 2004 and 2003 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements for Columbia Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K, as amended.

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year.

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

(7)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$3,518	$3,443	$9,612	$8,771
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	81	59	244	178

Pro forma net income	$3,437	$3,384	$9,368	$8,593

Net income per common share:
Basic:
As reported	$0.49	$0.48	$1.34	$1.23
Pro forma	0.48	0.47	1.31	1.21
Diluted:
As reported	0.48	0.47	1.30	1.19
Pro forma	0.47	0.46	1.27	1.17

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale at September 30, 2004 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Federal agency securities	$96,661	$464	$(72)	$97,053
Mortgage-backed securities	621	32	—	653
Collateralized mortgage obligations	2,013	—	—	2,013

Total	$99,295	$496	$(72)	$99,719

Securities available-for-sale:
Federal agency securities	$1,000	$27	$—	$1,027
Mortgage-backed securities	30,309	186	(115)	30,380
Trust preferred stocks	15,909	143	(116)	15,936
Investment in Federal Home Loan
Bank stock	2,576	—	—	2,576
Other equity securities	1,119	174	(53)	1,240

Total	$50,913	$530	$(284)	$51,159

(8)

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale at December 31, 2003 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Federal agency securities	$73,865	$688	$(72)	$74,481
Mortgage-backed securities	3,479	68	—	3,547

Total	$77,344	$756	$(72)	$78,028

Securities available-for-sale:
Federal agency securities	$5,500	$113	$—	$5,613
Mortgage-backed securities	31,298	130	(145)	31,283
Trust preferred stocks	15,904	245	(322)	15,827
Investment in Federal Home Loan
Bank stock	2,620	—	—	2,620
Other equity securities	1,119	53	(82)	1,090

Total	$56,441	$541	$(549)	$56,433

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2004.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agency securities	$12,428	$(72)	$—	$—	$12,428	$(72)
Mortgage-backed securities	5,983	(57)	6,796	(58)	12,779	(115)
Trust preferred stocks	—	—	6,098	(116)	6,098	(116)

Total debt securities	18,411	(129)	12,894	(174)	31,305	(303)
Equity securities	—	—	302	(53)	302	(53)

Total temporarily impaired securities	$18,411	$(129)	$13,196	$(227)	$31,607	$(356)

The unrealized losses in the portfolio change as market rates change. The average lives of agency securities will be extended as rates increase since the call options on these securities will not be exercised. The value of those securities will, therefore, decline since the opportunity to reinvest at higher rates will be delayed. The mortgage-backed securities in an unrealized loss position are the pools that have low coupon rates and, as mortgage rates have risen somewhat, the prepayments or refinancing of the underlying mortgages has slowed. The trust preferred securities that are valued below book value have variable rates and reprice quarterly, which, theoretically, should limit the market value fluctuations of these instruments as rates change. The losses reflected are primarily due to current market conditions in which new issues of variable-rate trust preferred securities are priced at wider spreads than those in the Company’s portfolio. The reported losses will decline if the spreads for new issues decline. The unrealized loss in the equity securities reflects accumulated losses by a de novo bank during its start-up phase of operations. The loss has been steadily declining as the de novo bank’s earnings improve.

The unrealized gain or loss of the Company’s investment portfolio is primarily rate driven. The Company has the intent and the ability to hold all of the securities to maturity. The average life of the agency portfolio, which constitutes 65% of the total portfolio, is approximately 27.0 months, a relatively short portfolio by industry standards. Management has therefore determined that the unrealized losses in the investment portfolio are temporary.

(9)

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended September 30,
	2004		2003
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$3,518	$3,518	$3,443	$3,443

Weighted average shares outstanding	7,128	7,128	7,138	7,138
Dilutive securities	—	223	—	250

Adjusted weighted average shares used in EPS computation	7,128	7,351	7,138	7,388

Net income per common share	$0.49	$0.48	$0.48	$0.47

	Nine Months Ended September 30,
	2004		2003
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$9,612	$9,612	$8,771	$8,771

Weighted average shares outstanding	7,160	7,160	7,124	7,124
Dilutive securities	—	238	—	231

Adjusted weighted average shares used in EPS computation	7,160	7,398	7,124	7,355

Net income per common share	$1.34	$1.30	$1.23	$1.19

Antidilutive stock options excluded from the computation of earnings per share were 89,414 and 89,690 for the three months and nine months ended September 30, 2004. There were no antidilutive stock options excluded from the calculation of earnings per share for the three months or nine months ended September 30, 2003.

(10)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and mortgage loans sold with limited recourse. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 2004 whose contract amounts represent potential credit risk is as follows:

(dollars in thousands)	September 30, 2004
Commitments to extend credit (a)	$553,763
Standby letters of credit	28,144

(a)	Includes all unused lines of credit totaling $491.0 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $62.8 million.

NOTE 5 - NEW ACCOUNTING STANDARDS

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

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 2. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The recognition and measurement guidelines provided by the Consensus were scheduled to take effect in reporting periods beginning after June 15, 2004. The FASB has approved issuing a staff position, however, to delay the effective date for the requirement to record the impairment losses under EITF 03-1. The Company has implemented the guidelines of this Consensus (see note 2). Management does not anticipate that the adoption of the Consensus will have any impact on the Company’s financial statements.

(11)

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

Part I - Note 2. Investments

•	Statement regarding anticipated changes in the fair market value of securities in relation to market rates.

Part I - Item 2. Liquidity

•	Statement regarding future cash requirements of commitments to extend credit.

•	Statement regarding the anticipation that the Company will continue to experience long-term growth in customer funding sources.

•	Statement regarding volatility of title company account balances.

Part I - Item 2. Market Risk and Interest Rate Sensitivity

•	Statements regarding challenges facing management in terms of interest rates and overall management of the net interest margin.

Part I - Item 2. Material Changes in Financial Condition

•	Statement regarding the possibility that potential problem loans could be reclassified in the future as nonperforming or impaired loans.

Part II – Item 1. Legal Proceedings

•	Statement regarding the impact on the Company of routine legal proceedings.

These statements and other forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry,

(12)

a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Past results of operations may not be indicative of future results. Columbia Bancorp undertakes no obligation to update or revise the information contained in this Quarterly Report whether as a result of new information, future events or circumstances or otherwise.

THE COMPANY

Columbia Bancorp (the “Company”) was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of The Columbia Bank (the “Bank”). The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 24 branch banking offices, as well as mortgage and commercial loan origination offices and 31 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core market area to be the communities in the Baltimore/Washington Corridor and adjacent areas of central Maryland.

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of September 30, 2004:

(dollars in thousands)	Amount	Percent
Real estate – development and construction	$332,258	35.5%
Commercial	229,589	24.5
Real estate – mortgage:
Residential	17,564	1.9
Commercial	158,585	16.9
Retail (a)	194,031	20.7
Other	4,056	0.5

Total loans	$936,083	100.0%

(a)	Includes $187.6 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $332.2 million at September 30, 2004. The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwellings. Residential real estate development and construction loan funds are disbursed periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information.

At September 30, 2004, $229.6 million, or 24.5%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of

13

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

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is professional and financial services, which comprises 16.8% of the total commercial loan portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. Companies engaged in real estate development and construction represent 11.7% of the total commercial loan portfolio, while the next 10.7% of the portfolio is comprised of businesses involved in real estate management and leasing. No other industry accounted for more than 10% of the total commercial loan portfolio at September 30, 2004.

The Company also originates mortgage loans secured by commercial real estate. At September 30, 2004, $158.6 million, or 16.9% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally involve investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At September 30, 2004, $94.9 million, or 59.8%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $63.7 million, or 40.2%, of total commercial mortgage loans at September 30, 2004. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of seven years or less.

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

At September 30, 2004, $194.0 million, or 20.7%, of the Company’s total loan portfolio consisted of retail loans. The Company offers a variety of retail loans to its customers; however, outstanding balances are primarily concentrated in home equity lines of credit and second mortgage loans, which totaled $168.1 million and $19.5 million, respectively, at September 30, 2004.

Home equity lines of credit are originated by the Company for typically up to 90% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have terms of fifteen to thirty years and the interest rates are generally adjustable. The Company secures these loans with mortgages on the homes (typically a second mortgage). The second mortgage loans originated by the Company have terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter at a predetermined spread to the prime rate of interest. Properties securing new home equity lines of credit and second mortgage and home equity loans are appraised by a combination of internal and external appraisers.

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At September 30, 2004, $17.6 million, or 1.9%, of the Company’s total loan portfolio consisted of residential mortgage loans.

For any mortgage loans retained by the Company, title insurance insuring the priority of its mortgage lien, as well as general liability, fire and extended coverage casualty insurance protecting the properties securing the loans are required. The Company may require borrowers to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums. Outside appraisers approved by the Company appraise the properties securing all of the residential mortgage loans originated by the Company.

At September 30, 2004, other loans totaled $4.1 million, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

(14)

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $553.8 million at September 30, 2004. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $287.1 million, or 51.8% of the $553.8 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Commercial commitments totaled $125.8 million, or 22.7% of the $553.8 million, at September 30, 2004 and generally do not extend for more than 12 months. At September 30, 2004, available home equity lines totaled $128.2 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. Commitments to extend credit for residential mortgage loans totaled $9.4 million at September 30, 2004.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity, as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2002, total title company relationships accounted for $106.4 million, or 12.1% of the total customer funding of $878.5 million. Mortgage refinancing activity began to decline during the fourth quarter of 2003. As a result, at December 31, 2003, total title company relationships accounted for $57.2 million, or 6.4% of the total customer funding of $887.9 million. At September 30, 2004, these accounts had increased to $98.6 million, or 9.4% of the total customer funding of $1.1 billion. The Company expects these title company balances to remain volatile during 2004.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to extreme volatility. At September 30, 2004, total customer funding was $1.1 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $857.4 million, or 81.4% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at September 30, 2004, totaled $17.4 million, and federal funds sold and interest-bearing deposits with banks were $36.6 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), has an approved credit line equal to 20% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged collateral to the FHLB at September 30, 2004 sufficient to permit borrowing of up to $149.0 million. The Bank had additional collateral available to pledge to the FHLB at September 30, 2004 sufficient to permit total borrowing of up to $196.4 million. At September 30, 2004 outstanding advances from the FHLB totaled $20.0 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (the “FRB”). At September 30, 2004, the Bank had pledged sufficient collateral to borrow up to $46.9 million from the FRB; no balances were outstanding on that date.

(15)

Capital Resources

Total stockholders’ equity was $90.1 million at September 30, 2004, representing an increase of $4.7 million or 5.4% from December 31, 2003. The growth of stockholders’ equity in the first nine months of 2004 was primarily attributable to the earnings of the Company of $9.6 million less dividends declared on common stock of $3.2 million and $2.4 million used to purchase 85,346 shares of the Company’s common stock. Capital was increased by $456,000 as a result of stock options exercised during the first nine months of 2004. The remaining $218,000 increase from December 31, 2003 represents the change in accumulated other comprehensive income resulting from an increase in the fair value of securities available-for-sale. Dividends declared for the first nine months of 2004 were $3.2 million, or $.45 per share, compared to $2.7 million, or $.375 per share, in 2003.

The following table summarizes the Company’s risk-based capital ratios:

	Columbia Bancorp		Minimum Regulatory Requirements
	September 30, 2004	December 31, 2003
Risk-based capital ratios:
Tier 1 capital	9.23%	9.28%	4.00%
Total capital	10.35	10.45	8.00
Tier 1 leverage ratio	8.51	8.43	4.00

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

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2004 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 6.34%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at September 30, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

(16)

(dollars in thousands)	One Year Or Less	After One Through Three Years	After Three Years	Total
Federal funds sold and interest- bearing deposits with banks	$36,615	$—	$—	$36,615
Securities held-to-maturity and securities available-for-sale	17,446	83,230	49,778	150,454
Loans, exclusive of nonaccrual loans	679,447	58,566	199,939	937,952

Interest-earning assets	733,508	141,796	249,717	1,125,021

Interest-bearing deposits	517,756	136,152	15,342	669,250
Other borrowings	141,031	—	26,186	167,217

Interest-bearing liabilities	658,787	136,152	41,528	836,467

Interest sensitivity gap	$74,721	$5,644	$208,189	$288,554

Cumulative interest sensitivity gap	$74,721	$80,365	$288,554

Cumulative interest sensitivity gap as a % of total assets	6.34%	6.82%	24.47%

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

(17)

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

During 2004, the Company further refined the loan data used in the simulation process. In prior periods, variable rate loans that had reached a pre-established interest rate floor were classified as fixed-rate loans, and, therefore, in an upward shock the income stream did not change. The simulation model can now identify at what point the interest rate of each of these loans will begin to float as rates rise, increasing the income earned on these loans accordingly. The result of this data refinement was an increase in net interest income in a 200 basis point upward shift of 9.4% for the June 30, 2004 data, as compared to the projection for the same period last year of 4.3%, representing an increase in net interest income over the next 12 months of approximately $4.5 million, compared to a $1.9 million increase in the prior year forecast. The economic value of equity, the difference between the change in assets and the change in liabilities, improved to –4.7% compared to –12.3% in the prior year forecast. In a 100 basis point decline in rates, net interest income is projected to fall 7.7%, or approximately $3.7 million, and the economic value of equity is projected to decline 7.0% based on June 30, 2004 data.

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

(dollars in thousands)	September 30, 2004	December 31, 2003	Change	Annualized % Change
Real estate – development and and construction	$332,258	$283,599	$48,659	22.9%
Commercial	229,589	221,374	8,215	5.0
Real estate – mortgage:
Residential	17,564	16,349	1,215	9.9
Commercial	158,585	143,723	14,862	13.8
Retail	194,031	169,298	24,733	19.5
Other	4,056	1,504	2,552	226.7

Total loans	$936,083	$835,847	$100,236	16.0%

The strong loan growth experienced during 2003 continued through the first nine months of 2004, as total loans increased $100.2 million from December 31, 2003 to September 30, 2004, or 16.0% if presented on an annualized basis. This increase was supported primarily by the real estate development and construction

(18)

loan portfolio and the retail loan portfolio, which demonstrated growth on an annualized basis of 22.9% and 19.5%, respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $332.3 million, or 35.5%, of the total loan portfolio at September 30, 2004. This category is comprised of loans for the construction of residential and commercial properties, including loans to individuals for construction of primary personal residences, and loans for the acquisition and development of land. Land acquisition loans generally represent loans for the acquisition of real estate to be developed into finished lots or for construction purposes. Loan balances are classified as land acquisition until the development or construction phase of the loan begins. Total real estate development and construction increased $48.7 million from December 31, 2003 to September 30, 2004. The growth in this portfolio has been supported by continued low interest rates through most of the nine month period ended September 30, 2004, and by a strong housing market in the Company’s primary lending area.

Commercial mortgages grew by $14.9 million since December 31, 2003, due primarily to the origination of five new loans with balances at September 30, 2004 of between $2.2 million and $5.0 million, accumulating to approximately $17.6 million. Total balances on commercial mortgage loans originated in 2004 exceeded $30 million at September 30, 2004. Retail loans, comprised principally of second mortgage loans and home equity lines of credit, increased $24.7 million, or 19.5%, from December 31, 2003 to September 30, 2004.

The Company believes that the continued strong loan growth exhibited by the loan portfolio in the nine months ended September 30, 2004 was the result of healthy market conditions in the Bank’s primary lending area, continued low interest rates and successful business development efforts.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual loans (a)	$635	$892	$974
Other real estate owned	—	—	—

Total nonperforming assets	$635	$892	$974

Accruing loans past-due 90 days or more	$22	$72	$127

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

(19)

At September 30, 2004, nonaccrual loans totaled $635,000, comprised primarily of five commercial relationships with loans totaling $563,000 million, of which $510,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were five consumer loans carried at a total of $28,000 and one residential mortgage loan carried at $44,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At September 30, 2004, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $10.2 million, of which $797,000 is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest of these relationships is a commercial loan totaling $3.6 million that is secured by real estate with an appraised value in excess of the carrying value of the loan. Another commercial loan included in potential problem loans is carried at $2.9 million and is secured by land with an appraised value well in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

Impaired loans at September 30, 2004 totaled $563,000, of which $36,000 were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At September 30, 2004, specific reserves assigned to impaired loans totaled $18,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $192,000 and $692,000 for the three months and nine months ended September 30, 2004. The provision for credit loss was $1.1 million for the corresponding nine month period in 2003; there was no provision necessary during the three months ended September 30, 2003.

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

(20)

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

At September 30, 2004, the Allowance was 1.23% of total loans, net of unearned income. The Allowance at September 30, 2004 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Nine Months Ended September 30,
(dollars in thousands)	2004	2003
Allowance for credit losses - beginning of period	$10,828	$8,839
Provision for credit losses	692	1,050
Charge-offs	(250)	(457)
Recoveries	244	1,127

Allowance for credit losses – end of period	$11,514	$10,559

Allowance as a percentage of loans receivable, net of unearned income	1.23%	1.32%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	1,807.54%	959.03%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of September 30, 2004, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $85,000. This reserve, like the Allowance, is reviewed regularly.

Prepaid Expenses and Other Assets:

Prepaid expenses and other assets includes an investment in unconsolidated entities totaling $1.1 million of which $820,000 represents a 20% investment in Delmarva Data Processing Center, Inc., as previously disclosed on the Current Report on Form 8-K dated February 11, 2004.

(21)

Long-term Debt:

In June 2004, the Company issued subordinated debt to Columbia Bancorp Statutory Trust (the “Trust”) in the amount of $6.2 million. The Trust was formed for the purpose of issuing $6.0 million in Trust Preferred Securities and is a wholly-owned subsidiary of the Company. In accordance with FIN46R, the Trust has not been consolidated with the Company, and its financial position and results of operation are not included in the financial statements presented herein.

The Floating Rate Trust Securities issued by the Trust accrue interest at a variable rate of interest. The interest rate resets quarterly at a rate equal to LIBOR plus a pre-determined spread.

RESULTS OF OPERATIONS

The Company reported earnings for the nine months ended September 30, 2004 of $9.6 million, or $1.30 per diluted common share, compared to $8.8 million, or $1.19 per diluted share, for the same period in 2003, representing an increase of 9.6%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the nine months ended September 30, 2004 was 1.19%, compared to 1.21% for the corresponding period in 2003. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2004 was 14.50%, compared to 14.63% for the corresponding period in 2003.

Net Interest Income

Three Months Ended September 30, 2004:

Net interest income on a tax equivalent basis was $12.0 million for the three months ended September 30, 2004 as compared to $10.6 million for the three months ended September 30, 2003, an increase of $1.4 million, or 12.8%. The quarter-to-quarter increase was due largely to growth in average earning assets, mitigated by increased average balances in interest-bearing liabilities. The growth in average earning assets outpaced the growth in average interest-bearing liabilities as average earning assets increased $119.7 million, or 12.5%, and average interest-bearing liabilities increased $69.0 million, or 9.4%. In particular, average loans, the Company’s most profitable earning asset, increased $122.1 million, or 18.5%, for the three months ended September 30, 2004 as compared to the same period in 2003.

The net interest margin for the three months ended September 30, 2004 was 4.41%, compared to 4.39% for the same period in 2003. The yield on earning assets was 5.57% on average earning assets of $1.1 billion for the third quarter of 2004, compared to 5.45% on average earning assets of $959.2 million for the third quarter of 2003. The improvement in the yield on earning assets in 2004 was driven by higher yields on average loans during the quarter. These higher yields were largely the result of three increases in short term market interest rates, totaling 75 basis points, since June 30, 2004. In particular, the yield on average loans increased from 5.77% for the three months ended September 30, 2003 to 5.89% for the three months ended September 30, 2004. The rate paid on interest-bearing liabilities increased from 1.38% to 1.55% during the same period.

Interest income on a tax equivalent basis totaled $15.1 million for the three months ended September 30, 2004, compared to $13.2 million for the same period in 2003, an increase of $1.9 million, or 14.6%. Interest income on loans increased by $2.0 million, as average loans grew from $796.7 million at September 30, 2003 to $918.8 million at September 30, 2004, an increase of $122.1 million, or 18.5%, for the three months ended September 30, 2004 as compared to the same period in 2003. Average securities held-to-maturity and securities available-for-sale increased slightly from $139.2 million for the quarter ended September 30, 2003 to $140.1 million for the quarter ended September 30, 2004, while average federal funds sold decreased $3.3 million during the same period.

The increase in average earning assets was accompanied by an increase in the yields on earning assets, which improved from 5.45% from the quarter ended September 30, 2003 to 5.57% for the quarter ended September 30, 2004. Specifically, the yield on average loans increased from 5.77% to 5.89% and the yield on average federal funds sold increased from 0.95% to 1.29% for the three months ended September 30, 2004 as compared to the same period in 2003. The yield on average securities held-to-maturity and securities available-for-sale decreased to 4.07% in 2004, as compared to 4.34% in 2003.

(22)

Interest expense increased $572,000 during the third quarter of 2004 as compared to the same period of 2003, due to an increase in average interest-bearing liabilities of $69.0 million, or 9.4%. Specifically, average interest-bearing deposits increased $81.7 million, or 14.1%, from the quarter ended September 30, 2003 to the same period in 2004. The growth in average deposits was fueled by an increase average certificates of deposit of $81.3 million from quarter to quarter. Average short-term borrowings declined from quarter to quarter, from $137.0 million at September 30, 2003 to $118.1 at September 30, 2004.

The average rate on interest-bearing liabilities increased 17 basis points from period to period to 1.55% at September 30, 2004, although there was significant variation within the portfolio. Short-term borrowings, which are sensitive to recent increases in short-term market rates, (a total of 75 basis points since June 30, 2004) reflected an increase in rates of 60 basis points, from 0.57% for the quarter ended September 30, 2003 to 1.17% for the same period for 2004. In contrast, certificates of deposit, which do not yet reflect the impact of the recent short-term rate increases, experienced a decline in rates, from 2.62% for the quarter ended September 30, 2003 to 2.42% during the quarter ended September 30, 2004 as compared to 2003.

Nine Months Ended September 30, 2004:

In the first nine months of 2004, net interest income on a tax-equivalent basis rose $3.5 million, from $30.4 million in 2003 to $33.8 million in 2004, as loans, the Company’s most profitable earning asset, continued to grow. At the same time, the cost of interest-bearing liabilities has continued to decline with the downward repricing of almost all deposit categories. Average loans, net of unearned income, grew $143.4 million, or 19.3%, for the nine months ended September 30, 2004 as compared to the same period in 2003. The increased interest income recognized as a result of the growth in the loan portfolio was sufficient to mitigate the effect of lower yields on earning assets during 2004 as compared to the same period in 2003, which slightly outpaced the declines of interest rates on interest-bearing liabilities. Most notably, the weighted average yield on loans decreased 23 basis points, from 6.00% for the nine months ended September 30, 2003 to 5.77% for the comparable period in 2004. The weighted average rate on interest-bearing liabilities decreased nine basis points during the nine month period, from 1.56% in 2003 as compared to 1.47% in 2004. As a result, the net interest margin for the first nine months of 2004 decreased only two basis points, from 4.41% in 2003 to 4.39% in 2004.

Interest income on a tax equivalent basis increased $3.7 million as a result of an increase in average loans, mitigated by a decrease in interest rates during the nine months ended September 30, 2004, as compared to the same period in 2003. Average loans, net of unearned income, increased from $742.4 million for the nine months ended September 30, 2003 to $885.8 million in 2004, an increase of $143.4 million, or 19.3%. The percentage of average loans also increased during 2004 as compared to 2003, from 80.7% of total earning assets for the nine months ended September 30, 2003 to 86.0% in 2004. The weighted average yield on loans decreased during the period, however, from 6.00% for the nine months ended September 30, 2003 to 5.77% for the same period in 2004. During the nine months ended September 30, 2004, securities held-to-maturity and securities available-for-sale decreased $25.4 million, and average federal funds sold and interest-bearing deposits with banks decreased $8.4 million, as compared to the nine months ended September 30, 2003. The average taxable-equivalent yield on interest-earning assets decreased during the period, from 5.61% for the nine months ended September 30, 2003 to 5.49% for the same period in 2004.

Interest expense increased slightly in 2004, from $8.2 million for the nine months ended September 30, 2003 to $8.5 million for the same period in 2004. Average interest-bearing liabilities increased $64.9 million, or 9.2%, from $703.6 million for the nine months ended September 30, 2003 to $768.5 million for the same period in 2004. Most notably, average certificates of deposit increased $64.8 million, or 23.4%, for the nine months ended September 30, 2004 as compared to 2003. During the same period, rate decreases in almost all customer-funding products resulted in a decline in the rate paid on interest-bearing liabilities from 1.56% for the nine months ended September 30, 2003 to 1.47% for the nine months ended September 30, 2004.

(23)

The following table provides further analysis of the changes in net interest income:

	Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003			Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
	Increase (Decrease)	Increase (Decrease) Due to (a)		Increase (Decrease)	Increase (Decrease) Due to (a)
(dollars in thousands)		Rate	Volume		Rate	Volume
Interest income:
Loans (b) (c)	$4,910	$(1,320)	$6,230	$2,005	$201	$1,804
Securities held-to-maturity and securities available-for-sale	(1,121)	(297)	(824)	(86)	(96)	10
Federal funds sold and interest- bearing deposits with banks	(86)	(19)	(67)	9	18	(9)

Total interest income	3,703	(1,636)	5,339	1,928	123	1,805

Interest expense:
Deposits	5	(1,243)	1,248	381	(126)	507
Borrowings	232	158	74	191	139	52

Total interest expense	237	(1,085)	1,322	572	13	559

Net interest income	$3,466	$(551)	$4,017	$1,356	$110	$1,246

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable equivalent basis, adjusted for items exempt from federal tax. Tax-exempt interest income is a non-GAAP financial measure as defined in Securities and Exchange Commission (“SEC”) Regulation G of the Code of Federal Regulation (“Regulation G”) and Item 10 of SEC Regulation S-K of the Securities Act of 1933 (“Regulation S-K”). Management believes that this measure is a more consistent indicator of operating performance than GAAP-based interest income.

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

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$885,795	$38,242	5.77%	$742,442	$33,332	6.00%
Securities held-to-maturity and securities available-for-sale (c)	121,973	3,889	4.26%	147,375	5,010	4.55%
Federal funds sold and interest- bearing deposits with banks	22,354	176	1.05%	30,745	262	1.14%

Total interest-earning assets	1,030,122	42,307	5.49%	920,562	38,604	5.61%

Noninterest-earning assets:
Cash and due from banks	32,703			30,599
Property and equipment, net	7,110			7,376
Other assets	18,676			16,558
Less: allowance for credit losses	(11,157)			(9,413)

Total assets	$1,077,454			$965,682

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$88,257	$94	0.14%	$90,228	$88	0.13%
Savings accounts	86,151	167	0.26%	85,417	317	0.50%
Money market accounts	112,843	402	0.48%	111,240	570	0.69%
Certificates of deposit	341,462	6,133	2.40%	276,680	5,816	2.81%
Short-term borrowings	117,538	797	0.90%	120,011	639	0.70%
Long-term borrowings	22,230	873	5.25%	20,000	799	5.34%

Total interest-bearing liabilities	768,481	8,466	1.47%	703,576	8,229	1.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	213,725			170,472
Other liabilities	6,693			11,466
Stockholders’ equity	88,555			80,168

Total liabilities and stockholders’ equity	$1,077,454			$965,682

Net interest income – tax equivalent (d)		33,841			30,375
Tax equivalent adjustment to interest income		(811)			(352)

Net interest income		$33,030			$30,023

Net interest spread – tax equivalent (d)			4.02%			4.05%

Net interest margin – tax equivalent (d)			4.39%			4.41%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $2.0 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

(24)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$918,790	$13,597	5.89%	$796,685	$11,592	5.77%
Investment securities and securities available-for-sale (c)	140,143	1,435	4.07%	139,201	1,521	4.34%
Federal funds sold and interest- bearing deposits with banks	20,056	65	1.29%	23,355	56	0.95%

Total interest-earning assets	1,078,989	15,097	5.57%	959,241	13,169	5.45%

Noninterest-earning assets:
Cash and due from banks	32,983			29,824
Property and equipment, net	6,969			7,848
Other assets	19,364			16,795
Less: allowance for credit losses	(11,382)			(9,956)

Total assets	$1,126,923			$1,003,752

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$89,532	$34	0.15%	$92,491	$23	0.10%

Savings accounts	87,754	56	0.25%	88,099	60	0.27%
Money market accounts	120,784	159	0.52%	117,067	133	0.45%
Certificates of deposit	361,653	2,201	2.42%	280,345	1,853	2.62%
Short-term borrowings	118,077	346	1.16%	137,021	198	0.57%
Long-term borrowings	26,186	335	5.09%	20,000	292	5.79%

Total interest-bearing liabilities	803,986	3,131	1.55%	735,023	2,559	1.38%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	228,429			182,221
Other liabilities	4,778			4,006
Stockholders’ equity	89,730			82,502

Total liabilities and stockholders’ equity	$1,126,923			$1,003,752

Net interest income – tax equivalent (d)		11,966			10,610
Tax equivalent adjustment to interest income		(264)			(118)

Net interest income		$11,702			$10,492

Net interest spread – tax equivalent (d)			4.02%			4.07%

Net interest margin – tax equivalent (d)			4.41%			4.39%

(a)	Average balances are calculated as the daily average balances.

(25)

(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $815,000 and $537,000 for the three months ended September 30, 2004 and 2003, respectively.
(c)	Interest is presented on a taxable equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

Noninterest Income

Noninterest income totaled $1.7 million for the quarter ended September 30, 2004, as compared to $2.7 million for the same period in 2003, a decrease of $1.0 million, or 37.4%. This variance from quarter to quarter was primarily the result of lower gains and fees on sales of mortgage loans, which decreased $877,000 as compared to the three months ended September 30, 2004. The Company had anticipated a reduction in revenue from mortgage loan sales corresponding to decreased mortgage origination activity associated with a significant decline in mortgage refinancing.

Noninterest income totaled $5.3 million for the nine months ended September 30, 2004, as compared to $7.1 million for the corresponding period in 2003. The $1.8 million decrease in noninterest income during the first nine months of 2004 as compared to the same period of 2003 was due primarily to a decline in revenue on mortgage loan sales of $1.5 million, which resulted from decreased mortgage origination activity

(26)

associated with a significant decline in mortgage refinancing. Adding to the period-to-period variance was approximately $200,000 in one-time loan collateral release fees and prepayment penalties that were recognized as income in the first half of 2003.

Noninterest Expense

Noninterest expense decreased $180,000, or 2.3% for the quarter ended September 30, 2004 as compared to the same period in 2003, as the Company continued to effectively leverage its overhead. Salaries and benefits, the largest component of noninterest expense, decreased $200,000, or 4.7%, primarily due to the reduction in the liability for the Company’s Deferred Compensation Plan as a result of the decline in the price of the Company’s common stock during the period. Marketing expense decreased $132,000, or 48.9%, while professional fees increased $89,000, or 51.1%, during the three months ended September 30, 2004 as compared to the same period in 2003 due to increased costs associated Sarbanes Oxley compliance. Other noninterest expenses increased $205,000, or 16.9%, during the third quarter of 2004 as compared to the same quarter of 2003, due in part to a $60,000 loss resulting from a branch robbery. In addition, credits were received in the third quarter of 2003 related to the final resolution of the sale of the Company’s portfolio of VISA loans, as well as in relation to a personal property tax audit.

Noninterest expense increased only $300,000, or 1.4%, for the nine months ended September 30, 2004, as compared to the same period in 2003. Salaries and benefits, the largest category of noninterest expense, remained relatively flat as compared to the nine months ended September 30, 2003 due to the reduction in the liability for the Company’s Deferred Compensation Plan as a result of the decline in the price of the Company’s common stock during the period. Other noninterest expenses increased $318,000, or 12.6%, due to a $60,000 loss resulting from a branch robbery and increased business development expenses in the nine months ended September 30, 2004 as compared to the same period in 2003. In addition, credits were received in the third quarter of 2003 related to the final resolution of the sale of the Company’s portfolio of VISA loans, as well as in relation to a personal property tax audit. Data processing increased $118,000 in 2004 as compared to the same period in 2003 due to increased costs associated with internet banking and technology upgrades. Marketing expenses decreased $103,000 during the nine months ended September as compared to the same period in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our internal disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

On September 17, 2004, the Company converted to and commenced the use of a new core banking processing system, which included an integrated general ledger/accounting system. In connection with this implementation, certain internal control and accounting processes were modified. Management believes that the modifications to these processes maintained or enhanced the level and quality of our internal controls and no corrective actions with regard to significant deficiencies and material weaknesses have been needed. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2004, and has concluded that there was no change that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(27)

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually and in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program (1)
July 1 – July 31, 2004	—	$—	—	357,954
August 1 – August 31, 2004	24,800	27.50	24,800	333,154
September 1 – September 30, 2004	4,950	29.14	4,950	328,204

	29,750	$27.77	29,750	328,204

(1)	All share purchases were made pursuant to the Stock Repurchase Plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On September 28, 2004, the Board of Directors of the Company declared a $.15 per share cash dividend to common stockholders of record on October 13, 2004, payable October 25, 2004.

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

On October 6, 2004, the Company furnished information pursuant to Item 5.02(d) of Form 8-K, reporting the election of James J. Winn, Jr. as a Director.

On October 27, 2004, the Company furnished information pursuant to Item 2.02 of Form 8-K, reporting third quarter 2004 financial results.

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

November 8, 2004 Date	/s/ John M. Bond, Jr.
John M. Bond, Jr.
Chairman and Chief Executive Officer

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

November 8, 2004 Date	/s/ John A. Scaldara, Jr.
John A. Scaldara, Jr.
President,
Chief Operating Officer and
Chief Financial Officer

(29)