Form 10-K
period 2004-12-31
COLUMBIA BANCORP
filed 2005-03-15
CIK 834105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  ☒    No  ☐

[cover page 1 of 2 pages]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, par value $0.01 per share:
Market value held by non-affiliates based on the closing sales price at June 30, 2004	$171,744,459

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share:
Shares outstanding at March 11, 2005	6,905,097

Documents Incorporated by Reference:

Portions of Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, incorporated by reference into Part III.

[cover page 2 of 2 pages]

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on Columbia Bancorp’s current intent, belief and expectations Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to:

Part I. Item 3. Legal Proceedings:

•	Statement regarding the impact on the Company of routine legal proceedings.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

•	Statement regarding management’s expectations toward payment of quarterly dividend on common stock.

•	Statements regarding normal range of cash dividends paid on common stock.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Statements regarding loan growth in real estate development and construction and commercial loan portfolios in 2005.

•	Statements regarding title company account volatility.

•	Statement regarding 2005 certificate of deposit pricing strategy.

•	Statements regarding challenges facing management in terms of interest rates, growth in net interest income and overall management of the net interest margin.

•	Statements regarding volatility in mortgage refinancing activity.

•	Statements regarding risk factors to be considered when evaluating an investment in the Company’s Common Stock.

Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

•	Statements regarding the Company’s ability to limit exposure to interest rate risk.

•	Statements regarding factors that influence demand for real estate loans.

•	Statements regarding future revenue improvements.

•	Statements regarding the sufficiency of the Company’s allowance for credit losses.

Part II. Item 8. Note 3. Investments:

•	Statement regarding anticipated changes in the fair value of securities in relation to market rates.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Columbia Bancorp undertakes no obligation to update or revise the information contained in this Annual Report whether as a result of new information, future events or circumstances or otherwise. Past results of operations may not be indicative of future results. Readers should carefully review the risk factors described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Considerations – Risk Factors” in this Annual Report and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2005.

PART I

ITEM 1. BUSINESS

General

Columbia Bancorp (the “Company”), a bank holding company, was incorporated in November 1987 under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company organized The Columbia Bank (the “Bank”) as a Maryland trust company and a wholly-owned subsidiary of the Company in May 1988. The Bank currently accounts for substantially all of the Company’s assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is headquartered in Columbia, Maryland and as of December 31, 2004 had a total of twenty-four branch locations in Maryland with ten branch locations in Howard County; four branch locations in Baltimore County; two branch locations in Baltimore City; five branch locations in Prince George’s County; and three branch locations in Montgomery County. The Bank also has mortgage and commercial loan origination and investment services offices in Howard, Baltimore, Prince George’s and Montgomery Counties. Wholly-owned subsidiaries of the Bank include McAlpine Enterprises, Inc., Howard I, LLC and Howard II, LLC, which are used primarily to manage properties acquired through foreclosure, and Columbia Leasing, Inc., which is an inactive commercial leasing company. During 2004, the Company formed Columbia Bancorp Statutory Trust I and Columbia Bancorp Statutory Trust II for the purpose of issuing trust preferred securities. These trust subsidiaries are not consolidated with the Company, in accordance with U.S. generally accepted accounting principles. At December 31, 2004, the Company had total assets of $1.2 billion, total loans, net of unearned income, of $950.2 million, total deposits of $912.6 million and stockholders’ equity of $92.3 million.

The Bank is an independent, community bank that seeks to provide personal attention and professional financial services to its customers while offering virtually all of the banking services of larger competitors. Our customers are primarily individuals and small and medium-sized businesses. The Bank’s business philosophy includes offering informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently applied credit policies.

The executive offices of the Company and the principal office of the Bank are located at 7168 Columbia Gateway Drive, Columbia, Maryland 21046, telephone number (410) 423-8000. The Company files quarterly and annual reports with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 10-K, respectively, proxy materials on Schedule 14A and current reports on Form 8-K. The Company makes available, free of charge, all of these reports, as well as any amendments, through the Company’s Internet site as soon as is reasonably practicable after they are filed electronically with the SEC. The address of that site is http://www.thecolumbiabank.com. To access the SEC reports, click on “Investor Relations” – “Corporate Profile” – “Documents”. The SEC also maintains an Internet site that contains reports, proxy materials and information statements at http://sec.gov. In addition, the Company will provide paper copies of filings free of charge upon written request. The Company’s website also makes available Corporate Governance material, including such documents as the Code of Conduct and Ethics, Corporate Governance Guidelines and the charters of several of the committees of the Board of Directors. To access this section of our website, click on “Investor Relations” – “Corporate Governance”.

Services of the Bank

The Bank provides comprehensive and service-intensive commercial and retail banking services primarily to individuals and small and medium-sized businesses. The following types of services are offered by the Bank:

Commercial Services:

•	Loans, including a wide range of demand, term, and time loans, loans for real estate acquisition, development and construction, and equipment, inventory and accounts receivable financing. Also, the Bank is a Preferred SBA lender and provides government contract financing.

•	Cash management, including automatic overnight investment of funds.

•	Certificates of deposit and other interest-bearing accounts.

•	Direct deposit of payroll.

•	Letters of credit.

•	Internet banking.

•	Electronic statements with imaged items.

Retail Services:

•	Transaction accounts, including checking and NOW accounts.

•	Savings accounts.

•	Certificates of deposit.

•	Individual retirement accounts.

•	24-hour automated teller machines with access to major network systems.

•	24-hour telephone banking.

•	Internet banking with imaged items.

•	Electronic statements with imaged items.

•	Installment and home equity loans and lines of credit.

•	Residential construction and first mortgage loans.

•	VISA® credit and debit cards (credit cards provided through third-party affiliation).

•	Traveler’s checks and safe deposit boxes.

•	Investment services (provided through third-party affiliation).

The Bank does not now exercise general trust powers.

Lending Activities

General. The Company’s primary source of income is interest paid on loans. At December 31, 2004, the Company’s loan portfolio, net of unearned income, totaled $950.2 million, representing 80.6% of its total assets of $1.2 billion. The principal categories of loans in the Company’s loan portfolio are real estate development and construction, commercial, residential real estate, commercial real estate and consumer.

Loan Portfolio Composition. The following table sets forth the Company’s loans by major categories as of December 31, 2004.

(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT
Real estate – development and construction (1)	$345,375	36.3%
Commercial	226,763	23.9
Real estate – mortgage:
Residential	17,272	1.8
Commercial	163,985	17.3
Consumer (2)	196,198	20.6
Other	668	0.1

Total loans	$950,261	100.0%

(1)	Loans to individuals for the purchase of residential building lots and the construction of primary personal residences represented $63.9 million.

(2)	Includes $190.3 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real Estate Development and Construction Loans. Real estate development and construction loans consisted of the following at December 31, 2004:

(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT
Residential construction (1)	$139,417	40.4%
Residential land development	88,385	25.6
Land acquisition (2)	69,238	20.0
Commercial construction	48,335	14.0

Total loans	$345,375	100.0%

(1)	Includes $49.0 million of loans to individuals for construction of primary personal residences.

(2)	Includes $14.9 million of loans to individuals for the purchase of residential building lots, $33.2 million of loans for the acquisition of property for residential development, and $21.1 million of loans for the acquisition of property for commercial development.

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

Residential construction loans constitute the largest component of the real estate development and construction loan portfolio, representing primarily loans for the construction of single-family dwellings. At December 31, 2004, loans to individuals for the construction of primary personal residences accounted for $49.0 million of the $139.4 million residential construction loan portfolio. These loans are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of nine to eighteen months. The remaining $90.4 million of residential construction loans represented loans to residential builders. Approximately 53% of the units under construction were for residential homes for which a binding sales contract existed and the prospective buyers had been pre-qualified for permanent mortgage financing by either third-party lenders (mortgage companies or other financial institutions) or the Company. The Company attempts to obtain the permanent mortgage loan under terms, conditions and documentation standards that permit the sale of the mortgage loan in the secondary mortgage loan market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. The Company does not retain servicing obligations on such loans.

Loans for the development of residential land represented the second largest component of the real estate development and construction loan portfolio at December 31, 2004, totaling $88.4 million or 25.6% of the portfolio. Generally, development loans are extended when evidence is provided that the lots under development will be or have been sold to builders satisfactory to the Company. These loans are extended for a period of time sufficient to allow for the clearing and grading of the land and the installation of water, sewer and roads, generally for a period of up to 36 months. Residential land development loans generally carry a loan to value ratio not to exceed 75% of the value of the project as completed.

Land acquisition loans comprised a significant portion of the Company’s real estate development and construction loan portfolio, totaling $69.2 million, or 20.0% of the total portfolio at December 31, 2004. The category is comprised of $14.9 million of loans to individuals for the purchase of residential building lots, $21.1 million of loans for the acquisition of property for commercial development and $33.2 million of loans for the acquisition of property by builders for residential development.

The Company also makes commercial construction loans, which totaled $48.3 million, or 14.0% of the real estate development and construction portfolio at December 31, 2004. These loans are generally extended to borrowers who are experienced in the construction field and who possess adequate financial resources in relation to their commitments and obligations. The underwriting process is designed to confirm that the project will be economically feasible and financially viable. It is generally evaluated as though the Company will provide permanent financing.

The Company has limited its risk in this area of lending by monitoring development and construction loans with on-site inspections and controlling disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information.

Commercial Loans. At December 31, 2004, $226.8 million, or 23.9%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, vary from loan to loan depending on the financial strength of the borrower, but generally may include accounts receivable, inventory, equipment or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The following table demonstrates the diversity of the Company’s commercial loan portfolio customer base. The largest industry represented by the Company’s commercial borrowers, comprising 20.3% of the commercial loan portfolio, is the construction industry, which includes land development and subdivision, residential, commercial and industrial construction, and trade contractors. The second largest industry is professional and financial services, which comprises 17.2% of the total portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services.

(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT
Construction	$46,104	20.3%
Professional and financial services	38,947	17.2
Real estate management	25,939	11.4
Wholesale trade	17,212	7.6
Manufacturing	10,670	4.7
Health care / social assistance	10,047	4.4
Educational services	9,893	4.4
Retail trade	9,654	4.3
Repair / maintenance services	8,534	3.8
Food services / drinking establishments	8,202	3.6
Other industries (a)	41,561	18.3

Total commercial loans	$226,763	100.0%

(a)	No other single industry comprises more than 3.5% of the total.

Commercial Real Estate Mortgage Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2004, $164.0 million, or 17.3% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally involve investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. Other commercial mortgages consist of owner occupied properties. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less. The following table describes the collateral underlying the commercial real estate mortgage loan portfolio at December 31, 2004:

(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT
Investment property:
Office buildings	$27,016	16.5%
Retail	19,638	12.0
Residential – 5 or more units	14,236	8.7
Other real estate	9,637	5.9
Residential – 1 to 4 family	7,937	4.8
Retirement community / assisted living	5,699	3.5
Other investment properties (a)	17,441	10.6

Total investment property	101,604	62.0

Owner occupied property:
Warehouse	13,396	8.2
Office building	12,866	7.8
Church / private school	12,374	7.5
Recreational properties	6,559	4.0
Retail	6,397	3.9
Other owner occupied properties (a)	10,789	6.6

Total owner occupied property	62,381	38.0

Total commercial real estate mortgage loans	$163,985	100.0%

(a)	No other classification exceeds 3.5% of the total.

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

Consumer Loans. At December 31, 2004, $196.2 million, or 20.6%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $171.6 million and $18.7 million, respectively, at December 31, 2004.

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

Residential Real Estate Mortgage Loans. The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. The Company does not retain servicing obligations on such loans. At December 31, 2004, $17.3 million, or 1.8%, of the Company’s total loan portfolio consisted of residential mortgage loans.

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

Other Loans. At December 31, 2004, other loans totaled $668,000, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

Market

The Company considers its core markets to be the communities within the Baltimore/Washington corridor, particularly the counties of Howard, Baltimore, Montgomery and Prince George’s and Baltimore City. The Company engages in lending activities that take place in a broader geographic footprint, which includes not only the communities of the Baltimore/Washington corridor, but other Maryland counties, the District of Columbia and targeted markets in contiguous states. The following table shows the distribution of the Company’s loans and customer funding throughout its core market and the surrounding area as of December 31, 2004:

	LOANS		CUSTOMER FUNDING
COUNTIES / REGION	AMOUNT	PERCENT	AMOUNT	PERCENT
	(DOLLARS IN THOUSANDS)
Core market	$647,618	68.2%	$804,040	78.4%
Other Maryland markets (1)	245,313	25.8	144,989	14.1
Other	57,330	6.0	76,374	7.5

Totals	$950,261	100.0%	$1,025,403	100.0%

(1)	Includes the District of Columbia.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) requires financial institutions to develop a customer identification plan that includes procedures to:

•	Collect identifying information about customers opening a deposit or loan account.

•	Verify customer identity.

•	Maintain records of the information used to verify the customer’s identity.

•	Determine whether the customer appears on any list of suspected terrorists or terrorist organizations.

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

Employees

At December 31, 2004, the Company and the Bank had 362 employees, of whom 71 were officers, 231 were full-time employees and 60 were part-time employees. The Company believes it has a favorable relationship with its employees. See Part III, Item 10 for a description of the executive officers of the Company.

ITEM 2. PROPERTIES

The Company owned the following properties, which had a combined book value of $3.3 million at December 31, 2004:

Location	Description
Ellicott City 9151 Baltimore National Pike Ellicott City, MD 21042	Full-service branch.

Long Gate 4450 Long Gate Parkway Ellicott City, MD 21042	Full-service branch; subject to a ground lease expiring February 2037, assuming that the Company exercises all extension options.

Timonium 67 West Aylesbury Road Timonium, MD 21093	Full-service branch; subject to a ground lease expiring October 2029, assuming that the Company exercises all extension options.

Columbia Town Center 10520 Little Patuxent Parkway Columbia, MD 21044	Detached drive-through branch; subject to a ground lease expiring May 2013, assuming that the Company exercises all extension options.

River Hill 6005 Daybreak Circle Clarksville, MD 21029	Detached drive-through branch; subject to a ground lease expiring November 2017, assuming that the Company exercises all extension options.

Capitol Heights 8703 Central Avenue Capitol Heights, MD 20743	Full-service branch.

The Company leased the following facilities at an aggregate annual rental of $2.5 million as of December 31, 2004:

Location	Description	Lease Expiration Date*
Beltsville 10421 Baltimore Boulevard Beltsville, MD 20705	Full-service branch	May 2021

Bethesda 7900 Wisconsin Avenue Bethesda, MD 20814	Full-service branch	September 2006

Blakehurst 1055 West Joppa Road Towson, MD 21204	Limited-service branch	October 2008

Bowie 4201 Northview Drive, Suite 100 Bowie, MD 20716	Full-service branch	April 2017

Clinton 7600 Old Branch Avenue Clinton, MD 20735	Full-service branch	December 2008

Columbia Town Center 10480 Little Patuxent Parkway Columbia, MD 21044	Full-service branch and investment services office	May 2013

Cross Keys 5100 Falls Road, Suite 96 Baltimore, MD 21210	Full-service branch	November 2005 (1)

Edenwald 800 Southerly Road Baltimore, MD 21286	Limited-service branch	December 2008

Gateway Corporate Park 7168 Columbia Gateway Drive Columbia, MD 21046	Administrative, operational and lending offices	June 2013

Greenbelt 7505 Greenway Center Drive Greenbelt, MD 20770	Full-service branch and commercial banking office	May 2006

Harmony Hall 6336 Cedar Lane Columbia, MD 21044	Limited-service branch	November 2005 (1)

Harper’s Choice 5485 Harper’s Farm Road Columbia, MD 21044	Full-service branch	March 2010

Heaver Plaza 1301 York Road Lutherville, MD 21093	Full-service branch and commercial banking office	February 2011

Oakland Mills 5880 Robert Oliver Place Columbia, MD 21045	Full-service branch	September 2023

Location	Description	Lease Expiration Date*
River Hill 6030 Daybreak Circle Clarksville, MD 21029	Full-service branch	November 2017

Rockville 1903 Research Boulevard Rockville, MD 20850	Full-service branch and commercial banking office	November 2008

Roland Park Place 830 West 40th Street Baltimore, MD 21211	Limited-service branch	January 2007

Vantage House 5400 Vantage Point Road Columbia, MD 21044	Limited-service branch	June 2009

West Friendship 12800 Route 144 West Friendship, MD 21794	Full-service branch	December 2012

White Flint 11414 Rockville Pike Rockville, MD 20852	Full-service branch	December 2007 (2)

Wilde Lake 10451 Twin Rivers Road Columbia, MD 21044	Full-service branch	June 2012

*	Expiration date, assuming that the Company exercises all extension options.

(1)	The Company is currently in negotiation to extend these leases.

(2)	Subsequent to December 31, 2004, in accordance with the terms of the lease agreement, the landlord notified the Company that the lease would be terminated February 2006. The Company will begin investigating relocation possibilities.

ITEM 3. LEGAL PROCEEDINGS

The Company may be party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material impact on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the National Association of Securities Dealers’ Automated Quotation System (“Nasdaq®”) National Market tier of The Nasdaq Stock MarketSM under the symbol “CBMD.”

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

The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Company and the Bank currently comply with such capital requirements.

Dividends declared per share on the Company’s common stock were $.62 in 2004, $.525 in 2003, and $.455 in 2002, representing a payout ratio of 33.32% in 2004, 31.51% in 2003 and 29.72% in 2002. The dividend payout ratio is the result of dividing the amount of dividends paid by net income. Management believes a normal payout ratio to be in a range between 25% and 40% of net income.

On December 22, 2004, the Board of Directors of the Bank authorized a cash dividend of $1.4 million to be paid to the Company on January 20, 2005. In addition, on December 22, 2004, the Board of Directors of the Company declared a $.17 per share cash dividend to shareholders of common stock of record on January 7, 2005, payable January 20, 2005.

During 2004, the Company repurchased and retired 93,546 shares of common stock at an average price of $28.56 per share, pursuant to the Company’s stock repurchase program approved in October 2000. During 2002, the Company repurchased and retired 10,000 shares of common stock at an average price of $15.82 per share, pursuant to the Company’s 2000 stock repurchase program. No stock was purchased under this program in 2003. At December 31, 2004, the Company was authorized to repurchase up to 320,000 additional shares under this program. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

The following table presents high and low sale prices and dividends per share of the Company’s Common Stock for the periods indicated.

	LOW	HIGH	DIVIDENDS DECLARED
2004:
Fourth quarter	$28.25	$37.49	$.17
Third quarter	26.50	30.10	.15
Second quarter	28.05	32.00	.15
First quarter	29.00	32.86	.15
2003:
Fourth quarter	$27.21	$32.49	$.150
Third quarter	23.96	29.67	.125
Second quarter	22.41	26.00	.125
First quarter	21.35	25.32	.125

As of December 31, 2004, there were 935 common stockholders of record holding an aggregate of 7,114,267 shares. The Company believes there to be in excess of 3,200 beneficial owners of the Company’s Common Stock.

The following table presents the number of shares of the Company’s Common Stock that the Company repurchased during the quarter ended December 31, 2004 under the October 2000 stock repurchase plan and the average price paid per share purchased.

PERIOD	TOTAL SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAM	MAXIMUM # OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAM (1)
October 1 – October 31, 2004	—	$—	—	328,204
November 1 – November 30, 2004	8,200	30.93	8,200	320,004
December 1 – December 31, 2004	—	—	—	320,004

	8,200	$30.93	8,200	320,004

(1)	All share purchases were made pursuant to the stock repurchase plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

In February 2005, the Company repurchased 218,345 shares of common stock in a private transaction with an unaffiliated third party at $32.20 per share under the 2000 stock repurchase plan at a total cost of $7.0 million.

ITEM 6. SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2002	2001	2000
Consolidated Income Statement Data:
Interest income	$57,546	$51,403	$52,566	$58,061	$58,917
Interest expense	11,963	10,736	15,479	23,983	24,176

Net interest income	45,583	40,667	37,087	34,078	34,741
Provision for credit losses	728	1,170	835	1,534	3,423

Net interest income after provision for credit losses	44,855	39,497	36,252	32,544	31,318
Noninterest income	6,798	8,963	7,945	5,930	3,960
Noninterest expense	31,045	29,970	27,166	26,192	27,209

Income before income taxes	20,608	18,490	17,031	12,282	8,069
Income tax provision	7,323	6,586	6,160	4,100	2,848

Net income	$13,285	$11,904	$10,871	$8,182	$5,221

Net income before merger-related expenses (b)	$13,285	$11,904	$10,871	$8,182	$6,796

Consolidated Balance Sheet Data, at year-end:
Assets	$1,179,006	$1,029,255	$982,002	$849,649	$812,650
Loans, net of unearned income	950,170	835,484	664,826	602,087	539,051
Deposits	912,578	787,608	730,613	638,001	630,484
Total customer funding (a)	1,025,403	887,930	865,926	734,453	693,025
Stockholders’ equity	92,348	85,449	76,923	69,362	64,520
Per Share Data:
Number of shares of common stock outstanding, at year-end (in thousands)	7,114	7,171	7,110	7,105	7,150
Net income:
Basic	$1.86	$1.67	$1.53	$1.15	$0.73
Diluted	1.80	1.62	1.50	1.13	0.73
Net income before merger-related expenses (b):
Basic	1.86	1.67	1.53	1.15	0.95
Diluted	1.80	1.62	1.50	1.13	0.94
Cash dividends declared	0.62	0.53	0.46	0.41	0.37
Tangible book value, at year-end	12.98	11.92	10.82	9.76	9.02
Performance and Capital Ratios:
Return on average assets	1.21%	1.22%	1.20%	1.01%	0.71%
Return on average assets before merger-related expenses (b)	1.21	1.22	1.20	1.01	0.93
Return on average stockholders’ equity	14.88	14.63	14.77	12.11	8.36
Return on average stockholders’ equity before merger-related expenses (b)	14.88	14.63	14.77	12.11	10.89
Net interest margin (c)	4.44	4.42	4.37	4.52	5.13
Average stockholders’ equity to average total assets	8.11	8.33	8.11	8.31	8.51
Year-end capital to year-end risk-weighted assets:
Tier 1	9.74	9.28	9.84	9.92	10.48
Total	10.85	10.45	10.97	11.07	11.62
Year-end Tier 1 leverage ratio	8.76	8.43	7.98	8.42	8.37
Cash dividends declared to net income	33.32	31.51	29.72	35.77	50.70
Asset Quality Ratios:
Allowance for credit losses, at year-end, to:
Total loans, net of unearned income	1.22%	1.30%	1.33%	1.33%	1.30%
Nonperforming and past-due loans	1,795.81	1,123.24	1,209.17	198.17	158.64
Net charge-offs (recoveries) to average total loans, net of unearned income	—	(0.11)	—	0.09	0.50
Nonperforming, restructured and past-due loans to total loans, net of unearned income, at year-end	0.07	0.12	0.11	0.67	0.82
Nonperforming assets and past-due loans to total assets, at year-end	0.05	0.09	0.09	0.62	0.91

(a)	Customer funding represents deposits plus other short-term borrowings from customers.

(b)	Excludes merger-related expenses of $2.3 million in 2000 relating to the merger of Suburban Bancshares, Inc. and Suburban Bank with and into Columbia Bancorp and The Columbia Bank, effective March 8, 2000.

(c)	Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest-earning assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continued to build upon its strong past performance achieving another year of record earnings in 2004. Net income for the year ended December 31, 2004 was $13.3 million, or $1.80 per diluted share, representing an increase of 11.6% over the $11.9 million, or $1.62 per diluted share reported for the comparable period in 2003. The Company’s return on average equity improved to 14.88% for 2004 from 14.63% for 2003. Return on average assets was 1.21% for 2004, compared to 1.22% for 2003.

The past year was a great success in many respects; however, there were several factors that were key to the overall strength in the Company’s performance. Loan growth, combined with a stable net interest margin and moderate increases in noninterest expenses were critical to the Company’s success during 2004. Equally important was asset quality, as the Company realized its second consecutive year of net loan loss recoveries.

Loan demand throughout the Company’s primary service area during 2004 resulted in an increase in total loans outstanding of $114.4 million or 13.7% at December 31, 2004 compared to balances at December 31, 2003. The Company continued to focus on its niche in the residential construction and residential land acquisition and development markets during the year as the local economy remained strong and the interest rate environment was favorable to business expansion. The result was a $61.8 million or 21.8% increase to $345.4 million in real estate development and construction loans outstanding at December 31, 2004 as compared to December 31, 2003. Total commercial real estate loans also increased 14.1% to $164.0 million and retail loans, primarily consisting of home equity loans and personal loans secured by second mortgages, also grew by 15.9% to $196.2 million at December 31, 2004. While the Baltimore/Washington Corridor provides a strong and opportunistic market, the Company’s niche allows it to effectively compete not only in the counties of the Baltimore/Washington corridor, but other Maryland counties, the District of Columbia and targeted markets in contiguous states. Historically, strength in the residential real estate market has been cyclical and influenced by numerous external forces. Therefore, the Company believes future demand for real estate loans will be largely influenced by interest rates and general economic conditions.

The net interest margin is a critical component affecting the performance of the Company. During 2004, the Federal Reserve increased its targeted federal funds rate by 125 basis points during the period June 30, 2004 through December 31, 2004. The Company’s fully tax-equivalent net interest margin increased slightly to 4.44% for the twelve months ended December 31, 2004 as compared to 4.42% for the twelve months ended December 31, 2003. A relatively constant average cost of funds year over year was achieved, in large part, due to the Company’s continued focus on funding loan growth with customer-based funding sources. These sources are principally retail and commercial deposits and also short-term borrowings from customers in the form of commercial paper and repurchase agreements. This funding emphasis is significant as growth of the Company is primarily achieved through core products and services. Equally significant is the Company’s ability to manage the overall cost of funds by attracting and maintaining lower cost, relationship-based funding. Total customer funding, including deposits, of $1.03 billion at December 31, 2004, represents a 15.5% or $137.5 million increase compared to December 31, 2003 balances. An increase in total deposits of 15.9% or $125.0 million to $912.6 million at December 31, 2004 compared to December 31, 2003 contributed to the overall increase in total customer funding. Growth in noninterest-bearing demand deposits of 24.1% provided 36.2%, or $49.8 million, of the increase in total customer funding. Certificates of deposit also increased $72.8 million, or 24.7%, during 2004.

The Company experienced a decline in noninterest income during 2004 primarily due to a decrease in residential mortgage refinancing activity relative to 2003 and 2002 production levels. Gains and fees on the sales of mortgage loans increased from $2.1 million in 2002 to $3.0 million in 2003. However, gains and fees on the sales of mortgage loans decreased to $1.4 million in 2004. Noninterest income was also impacted by a $276,000 decline in fees charged for services as the volume of overdraft account charges decreased during the year and other income decreased $373,000 due to non-recurring fees recognized upon the prepayment of certain large lending relationships during 2003.

The Company continued to leverage its overhead structure by limiting the increase in total noninterest expenses to $1.1 million, or 3.6%, for 2004 as compared to 2003, while operating income (net interest income plus noninterest income) increased $2.8 million or 5.5%. The increase in noninterest expense during the year included: (i) an increase of $480,000, or 2.9%, in salaries and employee benefits; (ii) an increase in occupancy costs of $132,000, or 3.5%, reflecting normal escalations in lease payments and costs to maintain business properties; (iii) an increase in professional fees of $282,000, or 42.5%, primarily reflecting added consulting, legal and audit expenses related to Sarbanes-Oxley compliance; and (iv) an increase of $321,000 in other noninterest expenses due to added costs incurred to support increases in loan and deposit processing volumes.

While the Company continued to experience growth in its loan portfolio, asset quality remained very solid as evidenced by a reduction in nonperforming assets and past due loans to $645,000 at December 31, 2004. As a percent of total assets, non-performing assets and past due loans at December 31, 2004 were .05% compared to .09% at December 31, 2003. At December 31, 2004, the allowance for credit losses totaled $11.6 million, or 1.22% of total loans, compared to $10.8 million, or 1.30% of loans, at December 31, 2003. The Company recorded net recoveries $27,000 during 2004 and $819,000 during 2003.

The discussion that follows provides further detailed analysis regarding the Company’s financial condition and results of operations. It is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the banking and financial services industry. The application of these accounting principles requires management to make estimates, judgments, and assumptions based upon information available at the time the financial statements are prepared, and affect the amounts reported in the financial statements and the accompanying notes. Accordingly, as this information changes, future financial statements could reflect different results, estimates, judgments, and assumptions. Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments due to their inherent reliance on the use of estimates and assumptions. The Company’s critical accounting policies relate to the determination of the allowance for credit losses (the “Allowance”), other than temporary impairment of investment securities and deferred tax assets.

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

The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	2004			2003			2002
(DOLLARS IN THOUSANDS)	AVERAGE BALANCES(a)	INTEREST	RATE	AVERAGE BALANCES(a)	INTEREST	RATE	AVERAGE BALANCES(a)	INTEREST	RATE
Assets
Interest-earning assets:
Loans, net of unearned income (b)(c)	$901,289	$53,004	5.88%	$762,860	$45,296	5.94%	$659,426	$43,873	6.65%
Securities held-to-maturity and securities available-for-sale(c)	130,865	5,440	4.16	144,445	6,366	4.41	174,036	8,682	4.99
Federal funds sold and interest-bearing deposits	20,635	239	1.16	25,158	280	1.11	21,268	312	1.47

Total interest-earning assets	1,052,789	58,683	5.57	932,463	51,942	5.57	854,730	52,867	6.19

Noninterest-earning assets:
Cash and due from banks	32,544			30,330			34,676
Property and equipment, net	7,033			7,421			9,753
Other assets	18,988			16,706			16,875
Less allowance for credit losses	(11,256)			(9,719)			(8,569)

Total assets	$1,100,098			$977,201			$907,465

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$88,127	$129	0.15%	$89,366	$109	0.12%	$75,017	$175	0.23%
Savings accounts	85,696	225	0.26	86,269	374	0.43	72,987	742	1.02
Money market accounts	113,922	583	0.51	113,083	704	0.62	100,889	1,447	1.43
Certificates of deposit	347,351	8,403	2.42	280,638	7,627	2.72	278,743	10,185	3.65
Short-term borrowings	123,092	1,406	1.14	121,158	854	0.70	126,293	1,862	1.47
Long-term borrowings	23,236	1,217	5.24	20,000	1,068	5.34	20,000	1,068	5.34

Total interest-bearing liabilities	781,424	11,963	1.53	710,514	10,736	1.51	673,929	15,479	2.30

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,810			175,906			149,546
Other liabilities	7,603			9,404			10,368
Stockholders’ equity	89,261			81,377			73,622

Total liabilities and stockholders’ equity	$1,100,098			$977,201			$907,465

Net interest income		$46,720			$41,206			$37,388

Net interest spread			4.04%			4.06%			3.89%

Net interest margin (d)			4.44%			4.42%			4.37%

(a)	Average balances are calculated as the average of daily balances.

(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $2.8 million, $2.1 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(c)	Interest on tax-exempt loans and securities is presented on a fully taxable-equivalent basis. Interest income includes the effects of taxable-equivalent adjustments using the federal income tax rate of 35.00% and, where applicable, the state rate of 7.00% (or a combined federal and state rate of 39.55%) to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustment amounts utilized in the above table aggregated $1.1 million in 2004, $539,000 in 2003 and $301,000 in 2002.

(d)	Net interest margin is the ratio of net interest income, determined on a fully taxable-equivalent basis, to total average interest-earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income on a tax-equivalent basis increased to $46.7 million for the year ended December 31, 2004, compared to $41.2 million for 2003. The increase in tax-equivalent net interest income during 2004 was almost entirely due to a $120.3 million increase in average earning assets during 2004 as compared to 2003. An increase in average loans outstanding of $138.4 million, or 18.1%, was partially offset by declines in average investment securities and federal funds sold balances outstanding for the year of $13.6 million and $4.5 million, respectively. The increase in average loans outstanding is attributed to the Company’s active business development efforts, as well as the continued relatively low interest rate environment and general economic conditions of the Company’s primary service market. Although targeted short-term interest rates, as established by the Federal Reserve Bank, increased by 125 basis points during the latter half of 2004, the Company’s yield on earning assets remain unchanged at 5.57% for the year ended December 31, 2004 compared to the same period in 2003. The yield on loans decreased to 5.88% in 2004 compared to 5.94% for 2003 as higher yielding loans repriced during the year to lower rates. The yield on investment securities also decreased to 4.16% in 2004 from 4.41% in 2003. However, the overall yield on earning assets remained virtually unchanged as higher yielding loans became a larger percentage of total earning assets. The net impact was a $6.7 million or 13.0% increase in tax-equivalent interest income for the year ended December 31, 2004 compared to 2003.

Interest expense on total interest-bearing liabilities increased $1.2 million, or 11.4%, for the year ended December 31, 2004 versus 2003. The average rate paid on interest-bearing deposits has dropped steadily over the last three years, from 2.38% for the year ended 2002, to 1.55% for 2003, to 1.47% for 2004, which served to partially offset the increase in expense due to growth in total funding. During 2004, a $1.7 million increase in interest expense on deposits due to increases in average outstanding balances was partially offset by $1.2 million decrease in interest expense related to the reduction in average rates. This decrease in rates was the result of management’s pricing strategy, as well as the effect of longer-term certificates of deposit that matured during the year, repricing to lower rates. The rate on short-term borrowings, comprised primarily of short-term promissory notes and securities sold under agreements to repurchase, increased from .70% for the twelve months ended December 31, 2003, to 1.14% in 2004.

Loan growth, although at lower average pricing levels than the prior year, mitigated by a modest increase in the overall cost of funds, combined to modestly improve the net interest margin in 2004 (on a fully taxable-equivalent basis) to 4.44%, compared to 4.42% in 2003. Should short-term interest rates remain unchanged, management would anticipate pressure on the net interest margin in future periods as the cost of funding sources fully catches up with rate adjustments initiated by the Federal Reserve.

The net interest margin in 2003 increased from 4.37% for the year ended December 31, 2002 to 4.42% for the year ended December 31, 2003. Net interest income on a tax-equivalent basis increased to $41.2 million for the year ended December 31, 2003, compared to $37.4 million for 2002 primarily due a decrease in interest expense related to downward repricing of interest-bearing deposits. The average rate paid on interest-bearing deposits decreased from 2.38% for 2002, to 1.55% for 2003. The rate on short-term borrowings, comprised primarily of short-term promissory notes and securities sold under repurchase agreements, also decreased significantly to .70% in 2003, from 1.47% for the twelve months ended December 31, 2002. Average loans, net of unearned income, increased $103.4 million, or 15.7% from 2002 to 2003. Management attributes the significant increase in average loans during 2003 to successful marketing initiatives and the continued low interest rate environment. The average rate on loans decreased from 6.65% in 2002 to 5.94% in 2003. The net result was a modest improvement in the net interest margin in 2003 (on a fully taxable-equivalent basis) to 4.42%, compared to 4.37% in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table and the related discussions of interest income and interest expense provide further analysis of the changes in net interest income during 2004 and 2003:

	2004 VERSUS 2003			2003 VERSUS 2002
	INCREASE (DECREASE)	DUE TO CHANGE IN (b)		INCREASE (DECREASE)	DUE TO CHANGE IN (b)
(DOLLARS IN THOUSANDS)		VOLUME	RATE		VOLUME	RATE
Interest income:
Loans (a)	$7,708	$8,145	$(437)	$1,423	$6,443	$(5,020)
Securities held-to-maturity and securities available-for-sale (a)	(926)	(577)	(349)	(2,316)	(1,374)	(942)
Federal funds sold and interest-bearing deposits with banks	(41)	(52)	11	(32)	51	(83)

Total	6,741	7,516	(775)	(925)	5,120	(6,045)

Interest expense:
Deposits	526	1,678	(1,152)	(3,735)	371	(4,106)
Borrowings	701	184	517	(1,008)	(73)	(935)

Total	1,227	1,862	(635)	(4,743)	298	(5,041)

Net interest income	$5,514	$5,654	$(140)	$3,818	$4,822	$(1,004)

(a)	Interest on tax-exempt loans and securities is presented on a fully taxable-equivalent basis.

(b)	The change in interest income and expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Interest Income

Interest income on a tax-equivalent basis increased $6.7 million, or 13.0%, in 2004 as compared to 2003 due to a 12.9%, or $120.3 million, increase in average earning assets with relatively no change in the yield on earning assets year over year. Short-term interest rates increased 125 basis points, beginning in the second half of 2004. However, the repayment and repricing of seasoned loans throughout the year were, on average, at lower levels causing the average yield on loans for the entire year to be lower than 2003. The effect on the yield on loans was a further decrease to 5.88% for the twelve months ended December 31, 2004, from 5.94% for 2003 and 6.65% for 2002. The Company carries a high percentage of variable rate loans in the portfolio that allows for improvement in loan yields as market rates rise. This is clearly evidenced by an increase in average loan portfolio yields during the third and fourth quarters of 2004 to 5.89% and 6.20%, respectively.

The Company’s investment management strategy is predicated on limiting the amount of extension risk within the portfolio as well as maintaining a relatively short overall average life. Therefore, the yield on investments is somewhat susceptible to changes in shorter term interest rates. During the first half of 2004, in particular, this effect was evidenced by the reinvestment of investment portfolio cash flows at lower average yields resulting in a decrease in the average yield on investment securities from 4.99% in 2002 to 4.41% in 2003 to 4.16% in 2004. Average federal funds sold and interest-bearing deposits decreased during 2004 to $20.6 million.

Although the average yields on loans and investment securities declined during 2004, an increase in the proportion of average loans outstanding to total average earning assets mitigated the impact on the total yield on earning assets. Essentially, cash flows from lower yielding investment securities and federal funds sold were redistributed into higher yielding loans, effectively decreasing the investment proportion of earning assets. In addition, net growth in earning assets was directed toward the loan portfolio. In total, the result was a yield on earning assets that remained unchanged at 5.57% compared to December 31, 2003, effectively halting the decline in the yield on earning assets from 6.19% for the twelve months ended December 31, 2002.

Interest Expense

Interest expense increased $1.2 million, or 11.4%, from $10.7 million in 2003 to $11.9 million in 2004. The increase in total interest expense is principally the result of a $70.9 million increase in average interest-bearing liabilities, comprised of a $66.7 million increase in average certificates of deposit outstanding and a $5.2 million increase in borrowed funds. These increases were partially offset by a net decline of $1.0 million in average NOW, savings and money market account balances for 2004 compared to 2003. The average cost of interest-bearing liabilities for the twelve months ended December 31, 2004 was 1.53%, up 2 basis points from 1.51% for 2003, despite increased upward pressure from market competition during the second half of 2004. An increase in the average cost of borrowed funds from 1.36% for 2003 to 1.79% in 2004 was offset by a decrease in the cost of deposits from 1.55% for 2003 to 1.47% for 2004.

The decline in the rates paid for certificates of deposit was the most significant component in the decrease in the cost of deposits. The average cost of certificates of deposit declined from 2.72% to 2.42%, money market and NOW accounts repriced from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

.40% to .35%, and the rates on savings accounts dropped from .43% to .26%. Although there was a decrease in the average cost of deposit funds for the twelve months ended December 31, 2004 as compared to 2003, the Company experienced increased market pressure during the fourth quarter of 2004 that resulted in an increase in average rates paid on NOW, money market and savings accounts, as well as an incremental increase in the cost of certificate of deposit offerings for the quarter.

Noninterest Income

Noninterest income decreased from $9.0 million during 2003 to $6.8 million in 2004 due, in large part, to declines in gains and fees recognized on the sale of mortgage loans, net of costs, fees charged for services, and other income. Specifically, net gains and fees on sales of mortgage loans decreased $1.5 million, or 51.4%, from 2003 to 2004, and fees charged for services decreased by $276,000, or 6.9%. Other income also declined $373,000, or 27.3%. The decrease in net gains and fees on sales of mortgage loans corresponded to a decrease in the volume of mortgage loans sold during the year, from $293.9 million in 2003 to $126.9 million in 2004. The Company believes that this decrease in mortgage loan volume was primarily attributable to the market, in general, reaching the final stages of a mortgage refinancing cycle.

The decrease in fees charged for services was due, in part, to the impact of an increase in the Company’s internal earnings credit provided to commercial customers, the effect of which increases the amount of fees covered by compensating balances and decreases the amount of fees collected. In addition, fees income from overdraft accounts decreased $482,000 due to a general decline in related volume and also to the elimination of certain accounts which management viewed as presenting unacceptable risk. Other income decreased $373,000 due to non-recurring fees recognized upon the prepayment of certain large lending relationships during 2003.

Noninterest income increased to $9.0 million in 2003 from $7.9 million in 2002 due to increases in gains and fees on sales of mortgage loans, net of costs, and fees charged for services. Specifically, net gains and fees on sales of mortgage loans increased $857,000, or 40.8%, from 2002 to 2003, and fees charged for services increased by $424,000, or 11.9%. The growth in net gains and fees on sales of mortgage loans corresponded to an increase in the volume of mortgage loans sold during the year, from $189.5 million in 2002 to $293.9 million in 2003.

Noninterest Expense

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the year ended December 31, 2004 totaled $31.0 million, representing an increase of $1.1 million, or 3.6%, as compared to 2003. Salaries and employee benefits, the largest component of noninterest expense, represented the largest portion of the increase, growing $480,000, or 2.9%, from 2003 to 2004. Salaries and wages increased $500,000 during the period due to merit increases that were partially offset by a decrease in the average number of full-time equivalent employees from 342 in 2003 to 337 in 2004. Other components of salaries, including payroll taxes and retail incentives, increased $103,000 from 2003 to 2004. Employee benefits decreased by $204,000, primarily reflecting reduced costs associated with the Company’s Deferred Compensation Plan that is largely determined by annual appreciation in the Company’s common stock. The Company’s stock price increased to $34.19 at December 31, 2004, from $31.95 at December 31, 2003 and $22.03 at December 31, 2002. Amounts, deferred by the participant and contributed by the Company in the form of a matching contribution, accrue earnings based on the prime rate of interest or the performance of the Company’s common stock, as directed by the participant.

Occupancy costs increased $132,000, or 3.5%, reflecting normal lease payment escalations and costs to maintain business properties. Data processing costs increased $14,000, as costs associated with implementing new products and services and increases in transaction activity were offset by savings derived from the Company’s conversion to a new core processing platform in September 2004. Professional fees, primarily reflecting added consulting, legal and audit expenses related to Sarbanes-Oxley compliance, increased $282,000, or 42.5%, from 2003 to 2004.

Noninterest expense for 2003 increased $2.8 million, or 10.3%, to $30.0 million for the year ended December 31, 2003 as compared to $27.2 million for 2002. Salaries and benefits represented the largest portion of the increase, growing $1.7 million, or 11.3%, from 2002 to 2003. Salaries and wages increased $1.2 million during the period due to merit increases and an increase in the average number of full-time equivalent employees from 322 in 2002 to 342 in 2003. Other components of salaries, including payroll taxes and retail incentives, increased $256,000 from 2002 to 2003. Employee benefits increased by $463,000, primarily reflecting costs associated with the Company’s Deferred Compensation Plan, driven by an appreciation in the Company’s stock from $22.03 at December 31, 2002 to $31.95 at December 31, 2003.

Occupancy costs increased $478,000, reflecting the transition from property ownership in 2002 to rental in 2003, as the Company sold its administrative office building and moved into leased office space. Data processing costs increased $299,000 as the Company implemented new products and services and transaction activity increased.

Income Taxes

Income tax expense was $7.3 million in 2004, compared to $6.6 million in 2003 and $6.2 million 2002. The effective tax rate was 35.5% in 2004, 35.6% in 2003 and 36.2% in 2002. The effective tax rates fluctuate from year to year due to changes in the mix of tax-exempt loans and investments as a percentage of total loans and investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Analysis of Investments

The investment portfolio consists of investment securities held-to-maturity and securities available-for-sale. Investment securities held-to-maturity are those securities that the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The components of the investment portfolio were as follows at December 31:

	2004		2003		2002
(DOLLARS IN THOUSANDS)	SECURITIES HELD-TO MATURITY	SECURITIES AVAILABLE- FOR-SALE	SECURITIES HELD-TO MATURITY	SECURITIES AVAILABLE- FOR-SALE	SECURITIES HELD-TO MATURITY	SECURITIES AVAILABLE- FOR-SALE
Collateralized mortgage obligations and mortgage-backed securities (a)	$2,504	$20,746	$3,479	$23,169	$6,228	$4,804
Securities of U.S. Government sponsored agencies	113,666	1,014	73,865	5,613	106,317	14,726
Trust preferred stocks	—	13,089	—	15,827	—	15,404
Other equity securities	—	1,415	—	1,240	—	764
General purpose revenue bonds	—	7,883	—	8,114	—	—
Investment in Federal Home Loan Bank stock	—	3,833	—	2,620	—	2,217
Other investments	—	—	—	—	—	1,038

	$116,170	$47,980	$77,344	$56,583	$112,545	$38,953

(a)	The entire balance is issued and guaranteed by U.S. Government sponsored agencies.

The investment portfolio increased $30.2 million from December 31, 2003 to December 31, 2004 due primarily to purchases of securities of $110.8 million, offset by maturities and accelerated calls of securities in 2004 totaling $74.4 million. Principal repayments accounted for an additional $6.1 million of the year-to-year change in the balance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The amortized cost, estimated fair values and weighted average yield of debt securities at December 31, 2004, by maturities, are shown below. Mortgage-backed securities are categorized by their estimated maturities based upon the most recent monthly prepayment factors, which may change. All other debt securities are categorized based on contractual maturities.

	SECURITIES HELD-TO-MATURITY				SECURITIES AVAILABLE-FOR-SALE				CURRENT WEIGHTED AVERAGE YIELD(a)
(DOLLARS IN THOUSANDS)	AMORTIZED COST	UNREALIZED		ESTIMATED FAIR VALUE	AMORTIZED COST	UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES			GAINS	LOSSES
Trust preferred stocks:
Due after ten years	$—	$—	$—	$—	$13,162	$82	$155	$13,089	4.84%
Mortgage-backed securities:
Due after one through five years	—	—	—	—	35	1	—	36	5.51%
Due after ten years	2,504	24	—	2,528	28,634	160	201	28,593	5.91%
Securities of U.S. Government sponsored agencies:
Due one year or less	2,225	26	—	2,251	1,000	14	—	1,014	4.79%
Due after one through five years	111,441	72	328	111,185	—	—	—	—	3.28%

	$116,170	$122	$328	$115,964	$42,831	$257	$356	$42,732	3.96%

(a)	Tax-equivalent weighted average yield.

Analysis of Loans

The table below represents a breakdown of loan balances of the Company at December 31.

(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Real estate – development and construction (a)	$345,375	$283,599	$196,186	$175,003	$129,547
Commercial	226,763	221,374	177,073	147,395	157,067
Real estate – mortgage:
Residential	17,272	16,349	13,779	15,648	18,594
Commercial	163,985	143,723	134,485	115,450	90,680
Consumer:
Retail (b)	196,198	169,298	143,359	146,379	139,967
Credit card	—	—	6	2,389	2,572
Other	668	1,504	382	463	1,035

Total loans	$950,261	$835,847	$665,270	$602,727	$539,462

(a)	At December 31, 2004, 2003, 2002, 2001 and 2000, loans to individuals for constructing primary personal residences amounted to $49.0 million, $40.8 million, $30.6 million, $22.9 million and $17.4 million, respectively.

(b)	Primarily loans secured by the borrowers’ principal residences in the form of home equity lines of credit and second mortgages.

The Company benefited from another successful year with respect to total growth in outstanding loans during 2004. Total loans increased $114.4 million, or 13.7%, to $950.3 million at December 31, 2004 compared to December 31, 2003 total loans of $835.8 million. The Company continued to build upon a well-defined niche in real estate development and construction lending. Although interest rates began to climb in the second half of the year, the relatively low rate environment and active business development efforts in this area contributed $61.8 million in loan growth, a 21.8% increase, in that portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2003 to December 31, 2004:

	DECEMBER 31,		CHANGE
(DOLLARS IN THOUSANDS)	2004	2003	AMOUNT	PERCENT
Residential construction	$139,417	$96,068	$43,349	45.1%
Residential land development	88,385	81,139	7,246	8.9
Land acquisition	69,238	61,370	7,868	12.8
Commercial construction	48,335	45,022	3,313	7.4

Total loans	$345,375	$283,599	$61,776	21.8%

At December 31, 2004, commercial loans, including commercial real estate loans, increased $25.7 million, or 7.0%, over outstanding commercial loans at December 31, 2003. The most significant increase within this category of loans was in fixed rate commercial mortgage loans, which increased $16.5 million, or 23.7%, from year-to-year. Commercial term loans also demonstrated strong growth during 2004, increasing $20.4 million, or 17.3%, over 2003. The Company has been successful in the current interest rate environment in limiting long-term fixed rate lending. Fixed rate commercial loans represent only 44.0% of the total commercial loan portfolio at December 31, 2004, compared to 42.2% at December 31, 2003.

Retail lending, primarily consisting of home equity lines of credit and second mortgages, also grew during 2004. The Company continued to build upon opportunities afforded by healthy market conditions and sustained low interest rates through effective business development efforts and targeted marketing campaigns. The result was an increase of $26.9 million, or 15.9%, from December 31, 2003 to December 31, 2004.

The following table summarizes the Company’s exposure resulting from loan concentrations in its loan portfolio. Loan concentrations result when loans are made to a number of borrowers engaged in similar activities that may be similarly impacted by economic or other conditions. This table presents the Company’s credit concentration as of December 31, 2004 to borrowers involved in land development and/or construction, including general contractors and specialty trade contractors, or borrowers in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. There were no other loan concentrations exceeding 10% of gross loans as of December 31, 2004.

	TOTAL PRINCIPAL
(DOLLARS IN THOUSANDS)	LAND DEVELOPMENT/ CONSTRUCTION	REAL ESTATE MANAGEMENT	TOTAL CONCENTRATION
Loans receivable	$247,305	$131,082	$378,387
Unused credit lines	232,456	5,196	237,652
Letters of credit	15,986	100	16,086

	$495,747	$136,378	$632,125

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows the contractual maturities and interest rate sensitivities of the Company’s loans at December 31, 2004, exclusive of nonaccrual loans totaling $614,000. Some loans may include contractual installment payments that are not reflected in the table until final maturity. In addition, the Company’s experience indicates that a significant number of loans will be extended or repaid prior to contractual maturity. Consequently, the table is not intended to be a forecast of future cash repayments.

	MATURING
	IN ONE YEAR OR LESS		AFTER 1 THROUGH 5 YEARS		AFTER 5 YEARS
(DOLLARS IN THOUSANDS)	FIXED(a)	VARIABLE	FIXED(a)	VARIABLE	FIXED(a)	VARIABLE	TOTAL
Commercial	$13,728	$72,038	$44,519	$53,930	$27,111	$14,888	$226,214
Real estate-development and construction	11,043	295,248	9,328	18,759	8,954	2,043	345,375
Real estate-mortgage	23,943	16,778	51,633	35,366	31,253	22,241	181,214
Consumer and other	2,499	7,016	3,848	3,137	11,142	169,202	196,844

	$51,213	$391,080	$109,328	$111,192	$78,460	$208,374	$949,647

(a)	Fixed rate loans include $23.9 million in variable rate loans that reached a contractual interest rate floor and are therefore fixed until rates increase to a level where the notes are again free to float. Such loans total $5.5 million maturing in one year or less, $8.2 million maturing after one through five years and $10.2 maturing after five years.

The following table provides information concerning nonperforming assets and past-due loans at December 31.

(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Nonaccrual loans (a)	$614	$892	$563	$3,230	$3,917
Restructured loans	—	—	—	—	294
Other real estate owned	—	—	178	1,187	2,996

Total nonperforming assets	$614	$892	$741	$4,417	$7,207

Accruing loans past-due 90 days or more	$31	$72	$168	$819	$218

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

Nonaccrual loans totaled $614,000 at December 31, 2004 and consisted primarily of four commercial relationships with loans totaling $549,000, of which $468,000 was guaranteed by the Small Business Administration. Nonaccrual loans also included four consumer loans totaling $22,000 and one mortgage loan carried at $43,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms; however, management has designated these assets as problem loans due to concerns about the ability of the obligor to continue to comply with repayment terms that may result from the obligor’s potential operating or financial difficulties. At the end of 2004, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $11.8 million, of which $470,000 is guaranteed by the Small Business Administration. There are three commercial relationships that comprise 79.6% of all loans classified as potential problems. Two of these relationships are well secured by property with residential real estate as the highest and best use and have an appraised value in excess of the carrying value of the loan. The other relationship is well secured by commercial real estate and other business assets that are considered sufficient to collect all amounts due in the event of deterioration in the customer’s financial condition. Nearly all of the remaining loans included as potential problem loans at December 31, 2004 were commercial loans secured by business assets other than real estate; the average relationship was less than $101,000 and the largest relationship was $914,000. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

A loan is determined to be impaired when, based on current information and events, management believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), the Company measures impaired loans; (i) at the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent.

If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. SFAS No. 114 does not apply to larger groups of smaller-balance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Impaired loans totaled $549,000 and $827,000 at December 31, 2004 and 2003, respectively. At December 31, 2003, $100,000 of total impaired loans were collateral dependent. There were no impaired loans that were collateral dependent at December 31, 2004. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. Specific reserves assigned to impaired loans totaled $51,000 at December 31, 2004 and $13,000 at December 31, 2003. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance at a level adequate to absorb probable losses within the loan portfolio. The provision for credit losses was $728,000 for 2004, as compared to $1.2 million for 2003 and $835,000 for 2002.

The Allowance consists of three elements: (i) specific reserves for individual credits; (ii) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and, (iii) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for estimated losses stemming from uncollectible interest because the Company generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses inherently exist within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At December 31, 2004, the Allowance was 1.22% of total loans, net of unearned income. The Allowance at December 31, 2004 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for those with on-balance-sheet-risk. As of December 31, 2004, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $82,000. This reserve, like the Allowance, is reviewed quarterly to assess its adequacy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents certain information regarding the Allowance for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Allowance at beginning of year	$10,828	$8,839	$8,024	$7,026	$6,071
Less losses charged off:
Commercial	240	166	368	648	2,003
Real estate	—	161	15	73	404
Consumer	36	133	91	30	95
Credit cards	—	10	61	103	130

Total losses charged off	276	470	535	854	2,632

Recoveries of losses previously charged off:
Commercial (a)	141	1,143	441	214	115
Real estate	136	29	43	73	20
Consumer	22	111	18	14	19
Credit cards	4	6	13	17	10

Total recoveries	303	1,289	515	318	164

Net losses charged off (recoveries)	(27)	(819)	20	536	2,468
Provision for credit losses	728	1,170	835	1,534	3,423

Allowance at end of year	$11,583	$10,828	$8,839	$8,024	$7,026

Ratio of allowance to nonperforming, restructured and past-due loans (b)	1,795.81%	1,123.24%	1,209.17%	198.17%	158.64%

Ratio of allowance to loans, net of unearned income	1.22%	1.30%	1.33%	1.33%	1.30%

(a)	Commercial recoveries in 2003 included a single recovery of $746,000 that related to a commercial loan relationship partially charged-off in a prior year.

(b)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

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

The following table presents the allocation of the Allowance among the various loan categories at December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Commercial	$3,129	$4,130	$3,075	$2,402	$2,636
Real estate	6,237	4,806	4,154	3,845	2,301
Consumer	1,707	1,576	1,213	1,217	954
Unallocated	510	316	397	560	1,135

	$11,583	$10,828	$8,839	$8,024	$7,026

The table below provides a percentage breakdown of the loan portfolio by category to total loans, net of unearned income, at December 31:

	2004	2003	2002	2001	2000
Commercial	23.9%	26.5%	26.6%	24.4%	29.1%
Real estate	53.4	51.1	49.7	48.2	40.8
Consumer	22.7	22.4	23.7	27.4	30.1

	100.0%	100.0%	100.0%	100.0%	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Earning Assets

Residential mortgage loans originated for sale increased from $6.0 million at December 31, 2003 to $8.7 million at December 31, 2004, primarily due to an increase in year-end mortgage banking activity and the timing involved in executing sales. Federal funds sold and interest-bearing deposits with banks totaled $10.1 million at December 31, 2004, as compared to $3.5 million at December 31, 2003 and $101.5 million at December 31, 2002. The balance outstanding as December 31, 2004 is considered by management to be reasonable considering loan and deposit balances and anticipated liquidity requirements. The balance outstanding at December 31, 2002 was unusually high as year-end deposit growth, including balances held by title company customers, outpaced loan growth and cash requirements. The balances outstanding at year-end 2004 and 2003 are indicative of normal operating levels.

Deposit Analysis

The following table sets forth the average deposit balances and average rates paid on deposits during the years ended December 31:

	2004		2003		2002
(DOLLARS IN THOUSANDS)	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE
Noninterest-bearing deposits	$221,810	—%	$175,906	—%	$149,546	—%
Interest-bearing deposits:
NOW accounts	88,127	0.15	89,366	0.12	75,017	0.23
Savings accounts	85,696	0.26	86,269	0.43	72,987	1.02
Money market accounts	113,922	0.51	113,083	0.62	100,889	1.43
Certificates of deposit	347,351	2.42	280,638	2.72	278,743	3.65

Total interest-bearing deposits	635,096	1.47	569,356	1.55	527,636	2.38

Total deposits	$856,906	1.09%	$745,262	1.18%	$677,182	1.85%

Total deposits increased $125.0 million during the year ended December 31, 2004. Noninterest-bearing deposits increased $49.8 million, and interest-bearing deposits grew $75.2 million. Growth was attributable to successful marketing and business development activities.

The following table provides the maturities of certificates of deposit of the Company in amounts of $100,000 or more at December 31. Of the total certificates of deposit in amounts of $100,000 or more at December 31, 2004, $61.8 million, or 47.9%, was comprised of penalty-free certificates, which can be withdrawn without penalty prior to maturity. The Company had no brokered deposits as of December 31, 2004, 2003 or 2002.

(DOLLARS IN THOUSANDS)	2004	2003	2002
Maturing in:
3 months or less	$71,966	$10,351	$7,996
Over 3 months through 6 months	9,235	8,530	8,912
Over 6 months through 12 months	4,047	36,575	34,994
Over 12 months	43,744	33,282	22,615

	$128,992	$88,738	$74,517

Short-term Borrowings

Short-term borrowings consisted of short-term promissory notes issued to certain qualified investors, securities sold under repurchase agreements, federal funds purchased and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The short-term promissory notes are in the form of commercial paper sold to the Bank’s customers, reprice daily and have maturities of 270 days or less. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated from the Company’s other investment securities. Short-term borrowings from the FHLB outstanding during 2004, 2003 and 2002 repriced daily, had maturities of one year or less and could have been prepaid without penalty. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

For additional information on short-term borrowings, refer to note 14 of the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Long-term Borrowings

At December 31, 2004, 2003 and 2002, the Company had three long-term advances from the FHLB totaling $20.0 million, with fixed rates of interest ranging from 4.64% to 5.51%. The advances are scheduled to mature in 2008.

On June 24, 2004, a trust formed by the Company issued $6 million of trust preferred securities at an initial variable interest rate of 4.21%, which will reset quarterly. These long-term borrowings, which bear a maturity date of June 25, 2034, may be redeemed at any time after June 24, 2009, and require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

On December 30, 2004, a trust formed by the Company issued an additional $4 million in trust preferred securities at an initial variable interest rate of 4.45%, which will reset quarterly. These long-term borrowings bear a maturity date of December 15, 2034, and may be redeemed at any time after December 15, 2009. The trust preferred securities require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers of the Company, as well as to meet current and planned expenditures. During the year ended December 31, 2004, for example, net loan disbursements in excess of principal repayments totaled $143.5 million. These cash requirements were largely satisfied through net growth in deposits of $125.0 million.

The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $525.8 million at December 31, 2004. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $271.8 million, or 51.7% of the $525.8 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of material contractual conditions. Commercial commitments to extend credit and unused lines of credit totaled $113.5 million, or 21.6% of the $525.8 million, at December 31, 2004 and generally do not extend for more than 12 months. At December 31, 2004, available home equity lines totaled $128.9 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity as experienced in 2004, 2003 and 2002. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2003, total title company relationships accounted for $57.2 million, or 6.4% of the total customer funding of $887.9 million. At December 31, 2004, total title company relationships accounted for $65.3 million, or 6.4% of the total customer funding of $1.0 billion. The Company expects these title company balances to remain volatile during 2005.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to considerable volatility. At December 31, 2004, total customer funding was $1.0 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $783.6 million, or 76.4% of total customer funding. Additional internal sources of liquidity include maturities and calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on year-end interest rates, totaled $114.6 million at December 31, 2004 and federal funds sold and interest-bearing deposits with banks were $10.1 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line of $235 million, equal to 20% of total assets as reported on the most recent regulatory report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2004, the Company had collateral sufficient to borrow $191.3 from the FHLB, and outstanding advances totaled $39.5 million. The Bank also has an established borrowing capacity at the Federal Reserve Bank (“FRB”). At December 31, 2004, the Bank had pledged sufficient collateral to borrow up to $47.7 million from the FRB; no balances were outstanding on that date.

CAPITAL RESOURCES

Total stockholders’ equity was $92.3 million at December 31, 2004, representing an increase of $6.9 million, or 8.1%, from December 31, 2003. The growth of stockholders’ equity during 2004 was primarily attributable to the earnings of the Company of $13.3 million less cash dividends declared on common stock of $4.4 million and $2.7 million used to purchase 93,546 shares of the Company’s common stock. Capital was increased by $524,000 as a result of stock options exercised during 2004. At December 31, 2004, the Company had no material capital expenditure commitments.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 2004, the minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other intangibles and making various other adjustments (“Tier 1 capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amounts of credit loss reserves (“Tier 2 capital”). The maximum amount of supplementary capital elements that qualify as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average assets) of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to bank regulatory agencies.

The tables below present the Company’s capital position relative to its various minimum statutory and regulatory capital requirements at December 31, 2004.

	TIER 1 LEVERAGE RATIO
(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT OF AVERAGE ASSETS
Tier 1 capital (a)	$102,229	8.8%
Tier 1 leverage ratio requirement	46,701	4.0

Excess	$55,528	4.8%

Quarterly average total assets	$1,167,536

	RISK-BASED CAPITAL RATIO
(DOLLARS IN THOUSANDS)	AMOUNT	PERCENT OF RISK- WEIGHTED ASSETS
Tier 1 capital (a)	$102,229	9.7%
Risk-based Tier 1 capital requirement	41,972	4.0

Excess	$60,257	5.7%

Tier 1 capital (a)	$102,229	9.7%
Tier 2 capital (b)	11,665	1.2

Total risk-based capital	113,894	10.9
Risk-based capital requirement	83,944	8.0

Excess	$29,950	2.9%

Risk-weighted assets	$1,049,300

(a)	Tier 1 capital is comprised of the following at December 31, 2004:

GAAP capital	$92,348
Less unrealized net gain on securities available-for-sale, net of taxes	(119)
Plus trust preferred stock	10,000

$102,229

(b)	Tier 2 capital includes the allowance for credit losses and off-balance sheet risk, limited to 1.25% of risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered variable interest entities, in practice and under the FASB literature that was applied before the issuance of FIN 46, by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In June 2004 and December 2004, the Company issued trust preferred securities through two wholly-owned statutory trusts formed for that purpose. In accordance with FIN 46R, the statutory trusts have not been consolidated with the holding company.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 3 of the accompanying consolidated financial statements. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The recognition and measurement guidelines provided by the Consensus were scheduled to take effect in reporting periods beginning after June 15, 2004. The FASB has delayed the effective date for the requirement to record the impairment losses under EITF 03-1. The Company has implemented the guidelines of this Consensus (see note 3). Adoption of the Consensus had no impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

In March 2004, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. SAB 105 addresses the recognition timing of servicing assets only upon the separation from the underlying loan by sale or securitization of the loan with servicing retained. SAB 105 had no effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective for the first reporting period that begins after June 15, 2005. SFAS No. 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R eliminates the alternative to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning July 1, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company engages in financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit, standby letters of credit and trust preferred securities. The Company applies the same credit policies in making commitments and conditional obligations for off-balance sheet instruments as it does for on-balance sheet credits. These obligations are reviewed quarterly as part of the determination of the Allowance to determine the appropriate reserve for loss needed for off-balance sheet arrangements. As of December 31, 2004, the reserve associated with financial instruments with off-balance sheet risk totaled $82,000.

The trust preferred securities were issued by Columbia Bancorp Statutory Trust I and Columbia Bancorp Statutory Trust II (“the Trusts”), unconsolidated subsidiaries of the Company created for the purpose of issuing the trust preferred securities. The securities mature in 2034. The Company and the Trusts believe that, taken together, the Company’s obligations under the junior subordinated debentures, the Indenture, the Trust Agreement, and the Guarantee entered into in connection with the offerings of the trust preferred securities and the debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee of the Trust’s obligations under the securities.

For a more detailed discussion of the Company’s off-balance sheet arrangements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and note 10 of the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business. Among these obligations are long-term FHLB advances, trust preferred securities, operating leases related to branch and administrative facilities, and a long-term contract with a data processing service provider (refer to note 9 of the consolidated financial statements). Payments required under these obligations, are set forth in the table below.

	PAYMENT DUE BY PERIOD
(DOLLARS IN THOUSANDS)	TOTAL	LESS THAN 1 YEAR	1 – 3 YEARS	3 – 5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations	$30,000	$—	$—	$20,000	$10,000
Operating lease obligations	11,817	2,219	3,320	1,925	4,353
Purchase obligations (a)	6,030	1,270	2,540	2,220	—

Total	$47,847	$3,489	$5,860	$24,145	$14,353

(a)	Includes significant information technology, telecommunications and data processing outsourcing contracts. Variable obligations, such as those based on transaction volumes, are not included.

INVESTMENT CONSIDERATIONS - RISK FACTORS

The Company’s Common Stock is traded on the National Association of Securities Dealers’ Automated Quotation System (“Nasdaq®”) National Market tier of The Nasdaq Stock MarketSM under the symbol “CBMD.” A prospective investor should review and consider carefully the following risk factors, together with the other information contained in this Annual Report and included in the reports incorporated by reference, when evaluating an investment in the Company’s Common Stock.

Growth Strategy and Possible Need for Additional Capital

The Company intends to continue its growth strategy, focused primarily on its ability to develop new account relationships, establish new branches, complete potential acquisitions, and generate loans and deposits at acceptable risk levels and on acceptable terms. While the Company believes that its capital is currently sufficient to support the Company’s operations and anticipated expansion within its existing markets during at least the next twelve months and meets all regulatory requirements, other factors such as faster than anticipated growth, reduced earnings levels and revision in regulatory requirements may force the Company to seek additional capital. There can be no assurance that the Company will be successful in implementing, or will have the necessary regulatory capital to implement, its growth strategy. See “Item 1. Business – Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Competition

The Company operates in a competitive environment, competing for deposits and loans with commercial banks, thrift institutions and other financial institutions that may possess greater financial resources than those available to the Company. These institutions may have substantially higher lending limits than the Company, and may provide certain services for their customers, such as trust and insurance services, which the Company does not currently offer directly to its customers. Additional competition for deposits comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. It is impossible to predict the competitive impact on the Company of certain federal and state legislation and/or regulations relating to the banking industry and interstate banking. See “Item 1. Business – Competition” and “Item 1. Business – Regulation.”

Economic Conditions and Monetary Policy

The operating results of the Company will depend to a great extent upon the rate differentials between the yields earned on its loans, securities and other earning assets and the rates paid on its deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of the Company’s loan and deposit portfolio, in particular, determines the Company’s sensitivity to these factors. At December 31, 2004, the Company had a one year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

cumulative interest sensitivity gap of $338.5 million (and a one year cumulative interest sensitivity gap ratio of 28.7%). See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of December 31, 2004, the Allowance was $11.6 million, or 1.22% of total loans, net of unearned income. Nonaccrual loans totaled $614,000 and accruing loans past-due 90 days or more totaled $31,000. The Company actively manages its nonperforming loans in an effort to minimize credit losses and monitors its asset quality to maintain an adequate Allowance. Although management believes the Allowance is adequate, there can be no assurance that the Allowance will prove sufficient to cover inherent credit losses. Further, although management uses the best information available to make determinations with respect to the Allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Company’s nonperforming or performing loans. Material additions to the Company’s Allowance would result in a decrease in the Company’s net income, possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

Liquidity

Liquidity is needed to fund the Company’s financial obligations, including lending obligations, as well as the deposit withdrawal requirements of customers. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in the Company’s investment portfolio and available lines of credit with the FHLB and the FRB, which require pledged collateral. There can be no assurances, however, that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on the Company’s ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings. For a more complete analysis of the Company’s liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that result from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile as well as stable interest rates, while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth, and capital adequacy goals. Critical to management of this process is the ALCO’s interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans and funding sources to achieve an acceptable spread between the Company’s return on its earning assets and its cost of funds.

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2004 and the Company’s interest sensitivity gap at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 28.7%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at December 31, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment. All of the Company’s interest-rate-sensitive instruments were entered into for purposes other than trading.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	INTEREST SENSITIVITY PERIOD
(DOLLARS IN THOUSANDS)	LESS THAN 3 MONTHS	WAR(a)	AFTER 3 THROUGH 12 MONTHS	WAR(a)	AFTER 1 THROUGH 2 YEARS	WAR(a)	AFTER 2 THROUGH 3 YEARS	WAR(a)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$10,112	1.92%	$—	—%	$—	—%	$—	—%
Securities held-to-maturity	35,000	3.43	64,725	3.29	13,941	3.03	—	—
Securities available-for-sale	14,365	3.92	511	6.00	36	5.51	—	—
Residential mortgages originated for sale	8,698	4.59	—	—	—	—	—	—
Loans (b):
Commercial	142,675	6.07	11,565	5.72	14,273	6.46	9,144	6.80
Real estate – development and construction	326,374	5.76	719	6.60	203	5.25	6,585	5.03
Real estate – mortgage
Residential	2,118	5.54	78	4.95	193	8.93	73	8.04
Commercial	70,703	5.26	18,124	6.40	8,053	6.65	14,229	6.61
Consumer and other	179,472	5.43	1,393	7.47	1,126	7.07	1,326	7.26

Total loans	721,342	5.69	31,879	6.20	23,848	6.56	31,357	6.36

Total interest-earning assets	789,517	5.50	97,115	4.26	37,825	5.26	31,357	6.36

Interest-bearing liabilities:
Deposits:
NOW accounts	7,051	0.16	22,033	0.16	59,049	0.16	—	—
Savings accounts	14,320	0.25	42,117	0.25	27,797	0.25	—	—
Money market accounts	19,806	0.72	58,254	0.72	38,447	0.72	—	—
Certificates of deposit	117,150	1.86	121,303	1.88	100,607	3.71	15,106	3.75
Short-term borrowings	135,825	1.96	—	—	—	—	—	—
Subordinated debentures	10,310	4.56	—	—	—	—	—	—
Long-term borrowings	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	304,462	1.81	243,707	1.17	225,900	1.85	15,106	3.75

Interest sensitivity gap	$485,055		$(146,592)		$(188,075)		$16,251

Cumulative interest sensitivity gap	$485,055		$338,463		$150,388		$166,639

Cumulative interest sensitivity gap as a percentage of total assets	41.14%		28.71%		12.76%		14.13%

(a)	Weighted average rate at December 31, 2004 presented on a fully taxable-equivalent basis.

(b)	Loans receivable are stated before deducting unearned income and allowance for credit losses. The balance also excludes nonaccrual loans totaling $614,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	INTEREST SENSITIVITY PERIOD
(DOLLARS IN THOUSANDS)	AFTER 3 THROUGH 4 YEARS	WAR(a)	AFTER 4 THROUGH 5 YEARS	WAR(a)	AFTER 5 YEARS	WAR(a)	TOTAL	WAR(a)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$—	—%	$—	—%	$—	—%	$10,112	1.92%
Securities held-to-maturity	—	—	—	—	2,504	9.29	116,170	3.43
Securities available-for-sale	—	—	—	—	33,068	5.49	47,980	5.04
Residential mortgages originated for sale	—	—	—	—	—	—	8,698	4.59
Loans (b):
Commercial	17,066	6.30	4,380	6.62	27,111	8.01	226,214	6.37
Real estate – development and construction	2,541	6.00	—	—	8,953	7.01	345,375	5.78
Real estate – mortgage
Residential	1,100	6.48	434	7.39	13,233	5.96	17,229	6.01
Commercial	18,786	9.64	16,069	8.09	18,021	6.71	163,985	6.51
Consumer and other	1,332	7.31	1,052	7.81	11,143	7.94	196,844	5.63

Total loans	40,825	7.86	21,935	7.77	78,461	7.24	949,647	6.02

Total interest-earning assets	40,825	7.86	21,935	7.77	114,033	6.78	1,132,607	5.66

Interest-bearing liabilities:
Deposits:
NOW accounts	—	—	—	—	—	—	88,133	0.16
Savings accounts	—	—	—	—	—	—	84,234	0.25
Money market accounts	—	—	—	—	—	—	116,507	0.72
Certificates of deposit	8,838	3.27	4,466	3.77	102	0.25	367,572	2.51
Short-term borrowings	—	—	—	—	—	—	135,825	1.96
Subordinated debentures	—	—	—	—	—	—	10,310	4.56
Long-term borrowings	20,000	5.27	—	—	—	—	20,000	5.27

Total interest-bearing liabilities	28,838	4.66	4,466	3.77	102	0.25	822,581	1.78

Interest sensitivity gap	$11,987		$17,469		$113,931		$310,026

Cumulative interest sensitivity gap	$178,626		$196,095		$310,026

Cumulative interest sensitivity gap as a percentage of total assets	15.15%		16.63%		26.30%

(a)	Weighted average rate at December 31, 2004 presented on a fully taxable-equivalent basis.

(b)	Loans receivable are stated before deducting unearned income and allowance for credit losses. The balance also excludes nonaccrual loans totaling $614,000.

The analysis provided in the table above includes the following significant assumptions: Fixed-rate loans are scheduled by contractual maturity and variable-rate loans are scheduled by repricing date. Variable-rate loans that have reached a pre-established interest rate floor are classified as fixed-rate loans and reprice according to contractual maturity. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. During 2001, as market rates approached historically low levels, the Company adjusted the assumptions used in the simulation process to incorporate interest rate floors for certain deposit products, recognizing the practical concept that rates on interest-bearing products would not reprice below a certain point. The analysis measures the potential change in earnings over a one-year time horizon and in the market value of portfolio equity, captures optionality factors such as call features embedded in the investment portfolio and caps or floors embedded in loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on December 31, 2004 data, the simulation analysis provided the following profile of the Company’s interest rate risk:

	IMMEDIATE RATE CHANGE		POLICY
	+200BP	-200BP
Net interest income at risk	3.81%	-7.64%	+/-15.0%
Economic value of equity	-6.94%	4.88%	+/-20.0%

Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools taken together, however, provide an effective evaluation of the Company’s exposure to changes in interest rates, enabling management to better control the volatility of earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION

Columbia Bancorp and Subsidiary

December 31, 2004 and 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003
Assets
Cash and due from banks	$30,012	$35,846
Federal funds sold and interest-bearing deposits with banks	10,112	3,497
Investment securities held-to-maturity – fair value $115,964 in 2004 and $78,028 in 2003	116,170	77,344
Securities available-for-sale	47,980	56,583
Residential mortgage loans originated for sale	8,698	6,046
Loan receivables:
Real estate - development and construction	345,375	283,599
Commercial	226,763	221,374
Real estate - mortgage:
Residential	17,272	16,349
Commercial	163,985	143,723
Consumer, principally residential equity lines of credit and second mortgages	196,198	169,298
Other	668	1,504

Total loans	950,261	835,847
Less:
Unearned income, net of origination costs	91	363
Allowance for credit losses	11,583	10,828

Loans, net	938,587	824,656
Property and equipment, net	6,647	7,332
Prepaid expenses and other assets	20,800	17,951

Total assets	$1,179,006	$1,029,255

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$256,132	$206,323
Interest-bearing deposits:
Savings and checking	288,874	286,500
Certificates of deposit:
Under $100,000	238,580	206,047
$100,000 and over	128,992	88,738

Total deposits	912,578	787,608
Short-term borrowings	135,825	128,844
Subordinated debentures	10,310	—
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	7,945	7,354

Total liabilities	1,086,658	943,806

Stockholders’ equity:
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 7,114,267 and 7,170,882 shares at December 31, 2004 and 2003, respectively	71	72
Additional paid-in capital	45,739	47,886
Retained earnings	46,419	37,561
Accumulated other comprehensive income (loss)	119	(70)

Total stockholders’ equity	92,348	85,449

Total liabilities and stockholders’ equity	$1,179,006	$1,029,255

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Columbia Bancorp and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2002
Interest income:
Loans	$52,245	$44,962	$43,649
Investment securities	5,062	6,161	8,605
Federal funds sold and interest-bearing deposits with banks	239	280	312

Total interest income	57,546	51,403	52,566

Interest expense:
Deposits	9,340	8,814	12,549
Borrowings	2,623	1,922	2,930

Total interest expense	11,963	10,736	15,479

Net interest income	45,583	40,667	37,087
Provision for credit losses	728	1,170	835

Net interest income after provision for credit losses	44,855	39,497	36,252

Noninterest income:
Fees charged for services	3,718	3,994	3,570
Gains and fees on sales of mortgage loans, net of costs	1,437	2,955	2,098
Gain on sale of investment securities	—	28	2
Gains (losses) on sales of property and equipment, net	—	(10)	757
Net income on other real estate owned	59	22	110
Commissions earned on financial services sales	589	606	300
Other	995	1,368	1,108

Total noninterest income	6,798	8,963	7,945

Noninterest expense:
Salaries and employee benefits	16,931	16,451	14,784
Occupancy, net	3,950	3,818	3,340
Equipment	1,912	1,958	1,852
Data processing	1,969	1,955	1,656
Marketing	929	1,038	887
Professional fees	945	663	242
Cash management services	548	579	639
Stationery and supplies	491	459	464
Postage	379	385	336
Deposit insurance	202	196	179
Other	2,789	2,468	2,787

Total noninterest expense	31,045	29,970	27,166

Income before income taxes	20,608	18,490	17,031
Income tax provision	7,323	6,586	6,160

Net income	$13,285	$11,904	$10,871

Net income per common share:
Basic	$1.86	$1.67	$1.53
Diluted	1.80	1.62	1.50

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Columbia Bancorp and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

(DOLLARS IN THOUSANDS)	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance December 31, 2001	$71	$47,520	$21,768	$3	$69,362
Comprehensive income
Net income	—	—	10,871	—	10,871
Unrealized gain on securities available-for sale, net of tax effect (unrealized gains on securities of $4, including a reclassification adjustment for gains of $2)	—	—	—	2	2

Total comprehensive income	—	—	—	—	10,873
Cash dividends declared on common stock	—	—	(3,231)	—	(3,231)
Exercise of options for 14,369 shares of common stock	—	77	—	—	77
Purchase of 10,000 shares of common stock	—	(158)	—	—	(158)

Balance December 31, 2002	71	47,439	29,408	5	76,923
Comprehensive income
Net income	—	—	11,904	—	11,904
Unrealized loss on securities available-for sale, net of $48 tax effect (unrealized losses on securities of $123, including a reclassification adjustment for gains of $40)	—	—	—	(75)	(75)

Total comprehensive income	—	—	—	—	11,829
Cash dividends declared on common stock	—	—	(3,751)	—	(3,751)
Exercise of options for 61,275 shares of common stock	1	447	—	—	448

Balance December 31, 2003	72	47,886	37,561	(70)	85,449
Comprehensive income
Net income	—	—	13,285	—	13,285
Unrealized gain on securities available-for sale, net of $123 tax effect (unrealized gains on securities of $312)	—	—	—	189	189

Total comprehensive income	—	—	—	—	13,474
Cash dividends declared on common stock	—	—	(4,427)	—	(4,427)
Exercise of options for 36,931 shares of common stock	—	524	—	—	524
Purchase of 93,546 shares of common stock	(1)	(2,671)	—	—	(2,672)

Balance December 31, 2004	$71	$45,739	$46,419	$119	$92,348

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Columbia Bancorp and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

(DOLLARS IN THOUSANDS)	2004	2003	2002
Cash flows from operating activities:
Net income	$13,285	$11,904	$10,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,849	1,798	1,803
Amortization of loan fee income	(2,768)	(2,125)	(1,254)
Provision for credit losses	728	1,170	835
Provision for deferred income taxes	548	927	130
Provision for losses on other real estate owned	—	—	20
Gains on sales of other real estate owned	(73)	(44)	(155)
Gains and fees on sales of mortgage loans, net of costs	(1,437)	(2,955)	(2,098)
(Gains) losses on sales/disposals of property and equipment, net	—	10	(757)
(Gains) losses on sales of other assets	7	—	(53)
Gains on sales of investment securities	—	(28)	(2)
Proceeds from sales of residential mortgage loans originated for sale	126,899	293,926	189,460
Disbursements for residential mortgage loans originated for sale	(128,114)	(286,502)	(186,466)
Loan fees deferred, net of origination costs	2,496	2,045	1,058
Increase in prepaid expenses and other assets	(2,701)	(1,053)	(675)
Increase in accrued expenses and other liabilities	457	604	1,522

Net cash provided by operating activities	11,176	19,677	14,239

Cash flows provided by (used in) investing activities:
Loan disbursements in excess of principal repayments	(143,452)	(143,785)	(52,711)
Loan purchases	(18,116)	(34,932)	(26,770)
Loan sales	46,931	8,958	16,971
Purchases of securities held-to-maturity	(106,931)	(60,625)	(75,521)
Purchases of securities available-for-sale	(3,876)	(32,139)	(1,262)
Proceeds from maturities and principal repayments of securities held-to-maturity	68,092	95,710	84,569
Proceeds from maturities and principal repayments of securities available-for-sale	12,392	13,575	10,654
Proceeds from sales of securities available-for-sale	—	777	42
Additions to other real estate owned	—	—	(95)
Sales of other real estate owned	323	222	1,239
Purchases of property and equipment	(1,010)	(1,990)	(669)
Disposals of property and equipment	—	2	3,118
Increase in cash surrender value of life insurance	(258)	(298)	(321)

Net cash used in investing activities	(145,905)	(154,525)	(40,756)

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Columbia Bancorp and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

(DOLLARS IN THOUSANDS)	2004	2003	2002
Cash flows provided by (used in) financing activities:
Net increase in deposits	$124,970	$56,995	$92,612
Increase (decrease) in short-term borrowings	6,981	(19,059)	30,551
Issuance of subordinated debentures	10,000	—	—
Cash dividends distributed on common stock	(4,293)	(3,564)	(3,124)
Net proceeds from stock options exercised	524	448	77
Purchase of common stock	(2,672)	—	(158)

Net cash provided by financing activities	135,510	34,820	119,958

Net increase (decrease) in cash and cash equivalents	781	(100,028)	93,441
Cash and cash equivalents at beginning of year	39,343	139,371	45,930

Cash and cash equivalents at end of year	$40,124	$39,343	$139,371

Supplemental information:
Interest paid on deposits and borrowings	$11,843	$10,815	$15,757
Income taxes paid	7,150	7,600	5,555
Transfers of loans to other real estate owned	250	—	—

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

Management has prepared the financial statements in accordance with U.S. generally accepted accounting principles, making appropriate estimates and judgments, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analyses, all financial information presented elsewhere in this annual report is consistent with the information presented in the audited consolidated financial statements.

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

The independent registered public accounting firm of KPMG LLP has audited the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. As indicated in the report of independent registered public accounting firm, KPMG is responsible for conducting the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) in order to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

/s/ John M. Bond, Jr.	/s/ John A. Scaldara, Jr.	/s/ James P. Radick
John M. Bond, Jr.	John A. Scaldara, Jr.	James P. Radick
Chairman and Chief Executive Officer	President, Chief Operating Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Columbia Bancorp and Subsidiary

The Board of Directors and Stockholders

Columbia Bancorp:

We have audited the accompanying consolidated statements of condition of Columbia Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Columbia Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 11, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Columbia Bancorp and Subsidiary

December 31, 2004, 2003 and 2002

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Columbia Bancorp and subsidiary (the “Company”) conform to U.S. generally accepted accounting principles. The following is a description of the more significant of these policies.

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

Basis of presentation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include all accounts of the Company and its wholly-owned subsidiary, The Columbia Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the presentation for 2004. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Federal funds sold

Federal funds sold are carried at cost, which approximates fair value, and are generally sold for one-day periods.

Investment Securities Held-to-Maturity

Investments held-to-maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities so classified at the time of purchase are recorded at cost. Carrying values of securities held-to-maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Declines in the fair value of individual held-to-maturity securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment Securities Available-for-Sale

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are recorded at their fair value and unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported as an item of other comprehensive income until realized. The carrying values of securities available-for-sale are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

Transfers of securities between categories are recorded at fair value on the date of transfer. The accumulated unrealized holding gains or losses on debt securities at the time of a transfer from securities available-for-sale to securities held-to-maturity are amortized into earnings over the remaining life of the security as an adjustment to yield.

Residential mortgage loans originated for sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loans receivable

Loans are stated at the amount of unpaid principal reduced by unearned income and the allowance for credit losses. Unearned income consists of commitment and origination fees, net of origination costs. The Company determines the delinquency status of loans based on contractual loan terms. Loans are generally placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), the Company measures impaired loans: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses.

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

The Company provides for credit losses through the establishment of the Allowance by provisions charged against earnings. The Company’s objective is to ensure that the Allowance is adequate to cover probable credit losses inherent in the loan portfolio at the date of each statement of condition. Management considers a number of factors in estimating the required level of the Allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and, a continuing evaluation of the economic environment. The Company’s estimate of the required Allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on borrowers.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation generally is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years for furniture and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and leasehold improvements. Leasehold improvements are generally amortized over the lesser of the terms of the related leases or the lives of the assets, whichever is shorter. The costs of significant purchases, renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred and included in noninterest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Information relating to the calculations of earnings per common share is summarized as follows for the years ended December 31:

AMOUNTS IN THOUSANDS, (EXCEPT PER SHARE DATA)	2004		2003		2002
	BASIC	DILUTED	BASIC	DILUTED	BASIC	DILUTED
Net income used in EPS computation	$13,285	$13,285	$11,904	$11,904	$10,871	$10,871
Weighted average shares outstanding	7,148	7,148	7,134	7,134	7,100	7,100
Dilutive securities	—	243	—	236	—	163

Adjusted weighted average shares used in EPS computation	7,148	7,391	7,134	7,370	7,100	7,263

Net income per common share	$1.86	$1.80	$1.67	$1.62	$1.53	$1.50

Stock-based compensation

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. The following table summarizes the pro forma effect on net earnings and earnings per share of common stock using an optional fair value method, rather than the intrinsic value method, to account for stock-based compensation awarded since 1995.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002
Net income, as reported	$13,285	$11,904	$10,871
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(663)	(237)	(280)

Pro forma net income	$12,622	$11,667	$10,591

Net income per common share:
Basic:
As reported	$1.86	$1.67	$1.53
Pro forma	1.77	1.64	1.49
Diluted:
As reported	1.80	1.62	1.50
Pro forma	1.71	1.58	1.46

The per share weighted average fair values of options granted during 2004, 2003 and 2002 were $10.05, $10.38 and $7.51, respectively. These values were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2004	2003	2002
Dividend yield	1.90%	2.10%	2.41%
Expected volatility	27.87%	37.22%	37.83%
Risk-free interest rate	3.99%	4.05%	4.81%
Expected lives	8 years	10 years	10 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recent Accounting Developments

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered variable interest entities, in practice and under the FASB literature that was applied before the issuance of FIN 46, by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In June 2004 and December 2004, the Company issued trust preferred securities through two wholly-owned statutory trusts formed for that purpose. In accordance with FIN 46R, the statutory trusts have not been consolidated with the holding company.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in note 3. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The recognition and measurement guidelines provided by the Consensus were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

scheduled to take effect in reporting periods beginning after June 15, 2004. The FASB has delayed the effective date for the requirement to record the impairment losses under EITF 03-1. The Company has implemented the guidelines of this Consensus (see note 3). Adoption of the Consensus had no impact on the Company’s financial statements.

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

In March 2004, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. SAB 105 addresses the recognition timing of servicing assets only upon the separation from the underlying loan by sale or securitization of the loan with servicing retained. SAB 105 had no effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective for the first reporting period that begins after June 15, 2005. SFAS No. 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R eliminates the alternative to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning July 1, 2005.

Subsequent Events

On February 1, 2005, the Company purchased a block of 218,345 shares of its Common Stock in a private transaction with an unaffiliated third party at a price of $32.20 per share. The shares were purchased in accordance with the Company’s Stock Repurchase Plan (the “Program”), which was announced in October 2000 and updated in June 2004. The Program provides authorization to purchase up to 500,000 shares of the Company’s Common Stock. Subsequent to the February 2005 purchase, there were 101,659 remaining shares available for purchase under the program.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At December 31, 2004 and 2003, the required reserve balances were $18.9 million and $12.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale were as follows at December 31, 2004:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities held-to-maturity:
Federal agency securities	$113,666	$98	$328	$113,436
Mortgage-backed securities	500	24	—	524
Collateralized mortgage obligations	2,004	—	—	2,004

Total	$116,170	$122	$328	$115,964

Securities available-for-sale:
Federal agency securities	$1,000	$14	$—	$1,014
Mortgage-backed securities	28,669	161	201	28,629
Trust preferred stocks	13,162	82	155	13,089
Investment in Federal Home Loan Bank stock	3,833	—	—	3,833
Other equity securities	1,119	341	45	1,415

Total	$47,783	$598	$401	$47,980

The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale were as follows at December 31, 2003:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities held-to-maturity:
Federal agency securities	$73,865	$688	$72	$74,481
Mortgage-backed securities	3,479	68	—	3,547

Total	$77,344	$756	$72	$78,028

Securities available-for-sale:
Federal agency securities	$5,500	$113	$—	$5,613
Mortgage-backed securities	31,298	130	145	31,283
Trust preferred stocks	15,904	245	322	15,827
Investment in Federal Home Loan Bank stock	2,620	—	—	2,620
Other equity securities	1,377	53	190	1,240

Total	$56,699	$541	$657	$56,583

The Company is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount equal to .20% of the Bank’s total assets at the end of the prior year, plus 4.65% of total outstanding advances from the FHLB. The Company’s investment in FHLB stock is not readily marketable and is, therefore, carried at cost.

The amortized cost and estimated fair values of nonequity securities held-to-maturity and securities available-for-sale at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2004		2003
(DOLLARS IN THOUSANDS)	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE
Securities held-to-maturity:
Due in one year or less	$2,226	$2,251	$26,019	$26,495
Due after one year through five years	111,440	111,185	47,846	47,986
Collateralized mortgage obligations and mortgage-backed securities	2,504	2,528	3,479	3,547

Total	$116,170	$115,964	$77,344	$78,028

Securities available-for-sale:
Due in one year or less	$1,000	$1,014	$4,500	$4,552
Due after one year through five years	—	—	1,000	1,061
Due after ten years	13,162	13,089	15,904	15,827
Mortgage-backed securities	28,669	28,629	31,298	31,283

Total	$42,831	$42,732	$52,702	$52,723

Proceeds from the sale of securities available-for-sale in 2003 were $777,000, which included gross gains of $28,000. Proceeds from the sale of securities available-for-sale in 2002 were $42,000, which included gross gains of $2,000. There were no sales of securities held-to-maturity or securities available-for sale in 2004. The Company uses the specific identification method to determine the cost basis of investment securities for the purpose of computing gains or losses on sales.

At December 31, 2004, the Company had $9,000 in net unrealized losses, and net unrealized gains of $676,000 at December 31, 2003. The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
(DOLLARS IN THOUSANDS)	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS
Securities of U.S. Government sponsored agencies	$56,172	$328	$—	$—	$56,172	$328
Mortgage-backed securities	12,075	110	6,415	91	18,490	201
Trust preferred stocks	—	—	6,061	155	6,061	155

Total debt securities	68,247	438	12,476	246	80,723	684
Equity securities	—	—	310	45	310	45

Total temporarily impaired securities	$68,247	$438	$12,786	$291	$81,033	$729

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized losses in the investment portfolio change as market rates change. The average lives of agency securities will be extended as rates increase since the call options on these securities will probably not be extended. The value of those securities will, therefore, decline since the opportunity to reinvest at higher rates will be delayed. Mortgage-backed securities in an unrealized loss position are the pools that have low coupon rates and, as mortgage rates have risen, the prepayments, or refinancing of the underlying mortgages, has slowed. Trust preferred securities that are valued below book value have variable rates and reprice quarterly, which, theoretically, should limit market fluctuations as rates change. The losses reflected are primarily due to current market conditions in which new issues of variable rate trust preferred stocks are priced at wider spreads than those in the portfolio. Reported losses will decline if the spreads for new issues decline. The investment in equity securities represents an investment in the common stock of two de novo banks located in the Company’s marketplace. The unrealized loss in the equity securities reflects the accumulated losses by the de novo banks since their start-up. The unrealized loss has been steadily declining as earnings have improved.

Reported unrealized gains or losses in the Company’s securities held-to-maturity portfolio are primarily rate-driven. The Company has the intent and the ability to hold all of these securities to maturity. The average life of the agency portfolio, which constitutes 70% of the total portfolio, is approximately 26.0 months, a relatively short-term average life portfolio by industry standards. Management has, therefore, determined that the unrealized losses in the portfolio are temporary in nature.

At December 31, 2004, securities held-to-maturity and securities available-for-sale were pledged as collateral for the following purposes:

(DOLLARS IN THOUSANDS)	AMORTIZED COST	ESTIMATED FAIR VALUE
FHLB borrowings	$59,778	$59,635
Repurchase agreements	68,589	68,335
Federal Reserve Bank	500	511
Public deposits	3,500	3,509

Total	$132,367	$131,990

NOTE 4: NONPERFORMING ASSETS, IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

Nonperforming assets and loans past-due 90 days or more but not in nonaccrual status were as follows at December 31:

(DOLLARS IN THOUSANDS)	2004	2003
Nonaccrual loans	$614	$892
Other real estate owned	—	—

Total nonperforming assets	$614	$892

Accruing loans past-due 90 days or more	$31	$72

At December 31, 2004, nonaccrual loans totaled $614,000 and consisted primarily of four commercial relationships totaling $549,000, of which $468,000 was guaranteed by the Small Business Administration (the “SBA”). In accordance with standard industry practices, no interest was recorded on these commercial loans while they were in nonaccrual status. Had the loans not been in nonaccrual status, the Company would have recognized $32,000 in additional interest income during 2004. Nonaccrual loans also include four consumer loans totaling $22,000 and one mortgage loan carried at $43,000.

Impaired loans totaled $549,000 and $827,000 at December 31, 2004 and 2003, respectively. At December 31, 2003, $100,000 were collateral dependent. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. There were no impaired loans that were collateral dependent at December 31, 2004. Specific reserves assigned to impaired loans totaled $51,000 at December 31, 2004 and $13,000 at December 31, 2003.

The average recorded investment in impaired loans and the amounts of income recognized on a cash basis were as follows during the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Average recorded investment in impaired loans	$823	$730	$488
Interest income recognized on a cash basis during impairment	—	5	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of the allowance for credit losses is summarized as follows for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Balance at beginning of year	$10,828	$8,839	$8,024
Provision for credit losses	728	1,170	835
Charge-offs	(276)	(470)	(535)
Recoveries	303	1,289	515

Balance at end of year	$11,583	$10,828	$8,839

Ratio of allowance to loans, net of unearned income	1.22%	1.30%	1.33%

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

(DOLLARS IN THOUSANDS)	2004	2003	2002
Balance at beginning of year	$13,746	$11,696	$6,345
Additions	13,039	10,680	12,433
Repayments	(7,865)	(8,630)	(7,082)
Less balances for retired directors	(66)	—	—

Balance at end of year	$18,854	$13,746	$11,696

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

Pursuant to a services agreement between the Company and Winfield M. Kelly, Jr., effective March 8, 2000, as amended April 1, 2002 and January 26, 2004 (the “Agreement”), Mr. Kelly, Jr. served as the Chairman of the Company and the Bank until the 2004 Annual Meeting of Shareholders. Subsequent to such Annual Meeting, Mr. Kelly has served as Vice-Chairman of the Board of the Company and the Bank. Pursuant to the Agreement, Mr. Kelly received compensation of $33,333 for his services until August 2004, after which time he received per meeting fees as specified for all directors. Pursuant to the Agreement, upon the earlier of (i) notification by Mr. Kelly, (ii) March 8, 2005 or (iii) an event resulting in a change in controlling interest of the Company or the Bank, the Company would pay Mr. Kelly the sum of $200,000. This amount became payable to him upon the merger with Suburban Bancshares, Inc. (“Suburban”) as a result of the change-in-control agreement between Mr. Kelly and Suburban. The Company paid Mr. Kelly the $200,000 in May 2004.

In August 1999, the Bank entered into an agreement with an automobile dealership owned principally by Mr. Kelly. Under terms of the agreement, the Bank purchases qualifying automobile loans originated by the dealership. The dealership receives a customary dealer reserve (premium) and reimburses the Bank as a result of loans that pay prior to their scheduled maturity. The dealership reimbursed the Bank $8,000 in 2004, $10,000 in 2003 and $18,000 in 2002 for such prepaid loans. In addition, the Bank purchased two automobiles totaling $27,900 from the dealership during 2002.

The Bank engaged the law firm of Shulman, Rogers, Gandal, Pordy & Ecker, P.A., of which Mr. Shulman, a director of the Company, is a partner, and paid the firm $4,000 in 2004 and $46,000 in 2003 to perform various legal services in the normal course of business. The Bank also engaged the services of Knight, Manzi, Nussbaum & LaPlaca, P.A., of which Mr. LaPlaca, a director of the Company, is a partner, to perform routine legal services, for which the Bank paid the firm $2,600 in 2004 and $1,100 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6: OTHER REAL ESTATE OWNED

Net income (expense) on other real estate owned is summarized as follows for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Net gain on sales	$73	$44	$155
Operating expenses	(14)	(22)	(25)
Provision for losses	—	—	(20)

Net income	$59	$22	$110

No interest related to other real estate owned was capitalized in 2004, 2003 or 2002.

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	2004	2003
Land	$1,356	$1,356
Buildings and leasehold improvements	6,465	6,498
Furniture and equipment	8,549	8,925
Software	1,478	1,642
Automobiles	92	80

	17,940	18,501
Less accumulated depreciation and amortization	11,293	11,169

	$6,647	$7,332

Depreciation expense for property and equipment was $1.69 million, $1.62 million and $1.73 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In the fourth quarter of 2002, the Company sold its administrative office building and leased it back from the purchaser on terms that meet the criteria for a “normal leaseback.” The Company recognized a gain of $720,000 on this transaction.

NOTE 8: PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	2004	2003
Accrued interest receivable	$5,013	$4,152
Net deferred tax asset	5,663	5,685
Cash surrender value of life insurance	7,037	6,779
Other	3,087	1,335

	$20,800	$17,951

At December 31, 2004, other assets included an investment in Delmarva Bank Data Processing Center, Inc. (“Delmarva”) of $847,000. In April of 2004, the Bank acquired approximately a 20% ownership interest in the common stock of Delmarva, a data processing company headquartered in Denton, Maryland. In February of 2004, the Bank entered into an agreement to retain Delmarva as its primary data processing provider for an initial term of five years. The Company’s investment in Delmarva is accounted for under the equity method. The carrying value of the Company’s investment in Delmarva is adjusted for the Company’s share of Delmarva’s net income and is reduced by dividends, if any, that are received from Delmarva. Delmarva was principally formed to provide core data processing services to financial institutions and is not a publicly traded company. Earnings derived from the Company’s investment in Delmarva were considered to be immaterial to the Company’s overall statements of income, condition and cash flows for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES

The Company occupies office space under long-term noncancellable operating lease agreements. The leases expire at various dates through 2019 and provide for renewal options ranging from one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. A summary of the noncancellable payments due under these leases is as follows at December 31, 2004 (in thousands).

2005	$2,219
2006	1,835
2007	1,485
2008	1,107
2009	818
After 2009	4,353

$11,817

The lease amounts represent minimum rentals, excluding property taxes, operating expenses or percentage rent which the Company may be obligated to pay. Rental expense was $2.5 million in 2004, $2.4 million in 2003, and $2.1 million in 2002.

The Company utilizes a third party servicer to provide data processing services under terms of an agreement that expires in September 2009, with subsequent five-year renewal periods. Data processing costs are based upon the Bank’s asset size and currently approximate $100,000 monthly.

The Company may be party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

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

(DOLLARS IN THOUSANDS)	2004	2003
Commitments to extend credit and available credit lines:
Commercial	$113,489	$117,949
Real estate – development and construction	271,799	254,601
Real estate – residential mortgage	4,311	4,805
Consumer, principally home equity lines of credit	136,178	114,347

	525,777	491,702
Standby letters of credit	25,517	23,987
Other	617	1,270

	$551,911	$516,959

The Company evaluates the creditworthiness of each customer on an individual basis. The amount of collateral obtained, if deemed necessary, upon the extension of credit is based on management’s evaluation of the counterparty. Collateral obtained varies but may include: accounts receivable; inventory; property, plant and equipment; deposits held in financial institutions, including the Bank; other marketable securities; residential real estate; and, income-producing commercial properties.

Commitments to extend credit are agreements to extend credit to a customer so long as there is no violation of material contractual conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many of the commercial and consumer commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Most of the loans resulting from these commitments are variable rate loans.

Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. Credit lines generally have fixed expiration dates or other termination clauses. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unused portion of real estate development and construction credit lines represent advances to be made based on established draw schedules. Due to the short-term nature and rapid turnover of the real estate development and construction portfolio, cash requirements are generally satisfied by principal repayments from sales of other properties being financed. In addition, many of the commercial and retail credit lines are expected to expire without being fully drawn; therefore, the available amounts do not necessarily represent future cash requirements. Available commercial credit lines generally do not extend for more than 12 months. Available development and construction credit lines generally do not extend for more than 36 months. Home equity credit lines generally extend for a period of 15 years and are reviewed annually. At December 31, 2004, over 75% of loans related to commercial, development and construction, and home equity lines of credit carried variable rates of interest.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. It is not likely that the letters of credit will be called because they principally guarantee the completion of development and construction work to be funded, subsequent to inspection, by scheduled loan advances issued by the Company on related loans. Of the total $25.5 million standby letters of credit outstanding at December 31, 2004, $11.1 million represented letters of credit secured by cash balances held by the Bank.

Other financial instruments with off-balance sheet risk at December 31, 2004 include $617,000 in Bank guarantees on international letters of credit with a term of less than one year. These letters of credit are issued by a correspondent bank to the Bank’s customers and are guaranteed by the Bank. The credit risk involved in providing the Bank’s guarantee and the underwriting process is essentially the same as that involved in extending loan facilities to customers. The Bank’s credit exposure is secured by a lien on assets pledged by the customer as collateral.

Concentrations of credit risk exist with two groups of borrowers: those whose principal occupation is land development and/or construction, including general contractors and specialty trade contractors, and those who are in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. Management believes that its underwriting practices, specifically collateral requirements, mitigate the Company’s exposure. The following table represents the Company’s credit concentration to borrowers involved in land development and/or construction or in real estate management, rental or leasing as of December 31, 2004.

	TOTAL PRINCIPAL
(DOLLARS IN THOUSANDS)	LAND DEVELOPMENT/ CONSTRUCTION	REAL ESTATE MANAGEMENT	TOTAL CONCENTRATION
Loans receivable	$247,305	$131,082	$378,387
Unused credit lines	232,456	5,196	237,652
Letters of credit	15,986	100	16,086

	$495,747	$136,378	$632,125

NOTE 11: EMPLOYEE BENEFITS

Profit Sharing Plan

Retirement benefits are provided to employees meeting certain age and service eligibility requirements through a profit sharing plan with a cash or deferral arrangement qualifying under Section 401(k) of the Internal Revenue Code, as amended. Matching contributions made to the plan by the Company totaled $502,000 in 2004, $475,000 in 2003 and $402,000 in 2002.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation arrangement for selected senior officers. Amounts paid under this plan will be partially or fully recovered through single premium life insurance policies purchased on the lives of the participants. The Company’s matching contribution to participant accounts totaled $81,700 in 2004, $65,500 in 2003 and $58,000 in 2002. Under terms of this plan, amounts deferred by the participant and contributed by the Company in the form of a matching contribution accrue earnings based on the prime rate of interest and/or the performance of Columbia Bancorp common stock, as directed by the participant. Net earnings credited to participants totaled approximately $219,000 in 2004, $623,000 in 2003 and $302,000 in 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information with respect to stock options is as follows for the years ended December 31:

	2004		2003		2002
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	559,592	$16.64	578,871	$14.75	503,633	$13.70
Exercised	(36,931)	14.19	(61,275)	7.30	(14,369)	5.38
Granted	87,690	32.31	68,930	26.06	99,585	18.79
Forfeited	(3,616)	23.66	(26,934)	21.36	(9,978)	15.44

Outstanding at end of year	606,735	$19.01	559,592	$16.64	578,871	$14.75

A summary of information about stock options outstanding is as follows at December 31, 2004:

	OPTIONS OUTSTANDING		SHARES UNDERLYING OPTIONS CURRENTLY EXERCISABLE
WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE REMAINING LIFE (YEARS)
$ 10.63	10,000	5.1	10,000
10.94	29,200	5.1	29,200
11.00	6,000	2.1	6,000
11.03	10,890	6.0	10,890
11.09	954	4.1	954
11.23	1,564	2.1	1,564
11.31	11,586	5.0	11,586
12.00	54,200	6.1	39,571
12.50	12,500	6.1	9,375
15.50	44,231	3.1	44,231
16.00	43,350	4.1	43,350
16.40	19,355	7.0	19,355
16.88	98,900	3.1	98,900
17.00	18,950	3.8	18,950
18.00	57,275	7.1	28,000
18.05	15,000	7.1	7,500
22.03	19,285	8.0	19,285
22.30	40,675	8.1	12,870
31.50	46,800	9.1	—
31.95	26,480	9.0	26,480
32.25	15,500	9.1	—
34.19	24,040	10.0	24,040

$ 19.01	606,735	5.9	462,101

At December 31, 2004, 2003 and 2002, options to purchase 462,101, 412,515 and 408,259 shares of the Company’s common stock, respectively, were exercisable at weighted average prices of $17.46, $16.41 and $14.71, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12: INCOME TAXES

The provision for income taxes was composed of the following for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Current:
Federal	$6,626	$6,409	$5,595
State	1,245	1,104	695

	7,871	7,513	6,290

Deferred:
Federal	(450)	(747)	(107)
State	(98)	(180)	(23)

	(548)	(927)	(130)

	$7,323	$6,586	$6,160

The types of temporary differences that give rise to significant portions of the net deferred tax asset were as follows at December 31:

(DOLLARS IN THOUSANDS)	2004	2003
Deferred tax assets:
Allowance for credit losses	$4,534	$4,277
Deferred compensation	1,057	986
Deposits	56	67
Other	180	485

Total deferred tax assets	5,827	5,815
Deferred tax liabilities:
Investment in limited partnership	38	38
Other	48	47

Total deferred tax liability	86	85

Net deferred tax asset attributable to operations	5,741	5,730
Unrealized loss on investments charged to other comprehensive income	(78)	(45)

Net deferred tax asset (included in prepaid expenses and other assets)	$5,663	$5,685

The net operating loss carried forward from December 31, 2002 for federal income tax purposes aggregated approximately $430,000 and was fully utilized in 2003. The net operating loss was realized as a result of the acquisition of Suburban Bancshares, Inc. in March 2000.

A reconciliation between the provision for income taxes and the amount computed by multiplying income before income taxes by the federal income tax rate of 35% is as follows for the years ended December 31:

	2004		2003		2002
(DOLLARS IN THOUSANDS)	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
Tax at federal statutory rate	$7,213	35.0%	$6,472	35.0%	$5,961	35.0%
State income taxes, net of federal income tax benefit	745	3.6	601	3.2	437	2.6
Tax effect of tax exempt loans and securities	(444)	(2.2)	(336)	(1.8)	(167)	(1.0)
Other	(191)	(0.9)	(151)	(0.8)	(71)	(0.4)

	$7,323	35.5%	$6,586	35.6%	$6,160	36.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13: DEPOSITS

At December 31, 2004, the scheduled maturity of time deposits was as follows:

(DOLLARS IN THOUSANDS)
Due in one year or less	$232,294
Due after one year through two years	106,589
Due after two through three years	15,107
Due after three through four years	9,015
Due after four through five years	4,567

$367,572

NOTE 14: SHORT-TERM BORROWINGS

Short-term borrowings consist of short-term promissory notes issued to certain qualified investors, securities sold under repurchase agreements, federal funds purchased and borrowings from the FHLB. The short-term promissory notes are in the form of commercial paper sold to the Bank’s customers, reprice daily and have maturities of 270 days or less. Securities sold under repurchase agreements are securities sold to the Bank’s customers under a continuing “roll-over” contract and mature in one business day. The underlying securities sold are federal agency securities that are segregated in the Bank’s Federal Reserve Bank account from the Company’s other investment securities. Short-term borrowings from the FHLB outstanding during 2004, 2003 and 2002 repriced daily, had maturities of one year or less and could have been prepaid without penalty. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information with respect to short-term borrowings is as follows at and for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Amount outstanding at year-end:
Short-term promissory notes	$85,525	$69,646	$80,843
Securities sold under repurchase agreements	27,300	30,676	54,470
Borrowings from FHLB	19,500	25,600	—
Federal funds purchased	3,500	2,922	12,590
Weighted average interest rate at year-end:
Short-term promissory notes	1.98%	0.64%	1.00%
Securities sold under repurchase agreements	1.60	0.45	0.58
Borrowings from FHLB	2.44	1.15	—
Federal funds purchased	2.23	0.64	0.94
Maximum outstanding at any month-end:
Short-term promissory notes	$101,627	$98,024	$111,204
Securities sold under repurchase agreements	47,692	55,737	42,764
Borrowings from FHLB	50,600	25,600	29,400
Federal funds purchased	7,953	16,229	12,590
Average outstanding:
Short-term promissory notes	79,588	76,005	72,303
Securities sold under repurchase agreements	26,445	31,394	30,219
Borrowings from FHLB	12,818	6,895	15,723
Federal funds purchased	4,180	11,447	8,048
Weighted average interest rate during the year:
Short-term promissory notes	1.16%	0.71%	1.61%
Securities sold under repurchase agreements	0.83	0.44	0.89
Borrowings from FHLB	1.60	1.17	1.97
Federal funds purchased	1.21	0.78	1.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15: LONG-TERM BORROWINGS

At December 31, 2004, 2003 and 2002, the Company had three long-term advances from the FHLB totaling $20.0 million, with fixed rates of interest ranging from 4.64% to 5.51%. The advances are scheduled to mature in 2008.

On June 24, 2004, a trust formed by the Company issued $6 million of trust preferred securities at an initial variable interest rate of 4.21%, which will reset quarterly. These long-term borrowings, which bear a maturity date of June 25, 2034, may be redeemed at any time after June 24, 2009, and require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

On December 30, 2004, a trust formed by the Company issued an additional $4 million in trust preferred securities at an initial variable interest rate of 4.45%, which will reset quarterly. These long-term borrowings bear a maturity date of December 15, 2034, and may be redeemed at any time after December 15, 2009. The trust preferred securities require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

NOTE 16: NET OCCUPANCY EXPENSE

Net occupancy expense is comprised of the following for the years ended December 31:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Occupancy expense	$3,950	$3,855	$3,627
Rental income	—	(37)	(287)

Net occupancy expense	$3,950	$3,818	$3,340

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory capital amounts and ratios for the Company and the Bank are as follows:

	ACTUAL		MINIMUM REQUIREMENTS FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISION
(DOLLARS IN THOUSANDS)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$113,894	10.9%	$83,944	8.0%	$104,930	10.0%
The Columbia Bank	112,211	10.7	83,794	8.0	104,742	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	102,229	9.7	41,972	4.0	62,958	6.0
The Columbia Bank	100,546	9.6	41,897	4.0	62,845	6.0
Tier 1 capital (to average assets):
Consolidated	102,229	8.8	46,701	4.0	58,377	5.0
The Columbia Bank	100,546	8.6	46,525	4.0	58,157	5.0
December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$96,264	10.5%	$73,682	8.0%	$92,103	10.0%
The Columbia Bank	94,074	10.2	73,537	8.0	91,921	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	85,436	9.3	36,841	4.0	55,262	6.0
The Columbia Bank	83,246	9.1	36,768	4.0	55,153	6.0
Tier 1 capital (to average assets):
Consolidated	85,436	8.4	40,530	4.0	50,663	5.0
The Columbia Bank	83,246	8.2	40,463	4.0	50,579	5.0

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

Securities held-to-maturity and securities available-for-sale

The fair values of securities held-to-maturity and securities available-for-sale are based upon quoted market prices or dealer quotes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Short-term borrowings

The carrying amount of short-term borrowings is a reasonable estimate of fair value.

Subordinated debentures

The fair value of subordinated debentures is estimated by discounting the value of contractual cash flows using rates currently offered for instruments with similar terms and remaining maturities.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2004		2003
(DOLLARS IN THOUSANDS)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Financial assets:
Cash and due from banks	$30,012	$30,012	$35,846	$35,846
Federal funds sold and interest-bearing deposits with banks	10,112	10,112	3,497	3,497
Securities held-to-maturity and securities available-for-sale	164,150	163,944	133,927	134,611
Residential mortgage loans originated for sale	8,698	8,698	6,046	6,046
Loans receivable, net of unearned income	950,170	966,077	835,484	842,971
Less allowance for credit losses	11,583		10,828

Loans, net	938,587		824,656
Financial liabilities:
Deposits	912,578	912,627	787,608	790,893
Short-term borrowings	135,825	135,825	128,844	128,844
Subordinated debentures	10,310	10,371	—	—
Long-term borrowings	20,000	21,110	20,000	21,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19: FINANCIAL INFORMATION OF PARENT COMPANY

The following is financial information of Columbia Bancorp (parent company only) at and for the years ended December 31:

Statements of Condition

(DOLLARS IN THOUSANDS)	2004	2003
Assets:
Cash and temporary investments	$86,118	$69,949
Investment in The Columbia Bank	100,486	83,259
Investment in statutory trusts	310	—
Securities available-for-sale	1,414	1,091
Other assets	2,142	1,443

	$190,470	$155,742

Liabilities and stockholders’ equity:
Short-term borrowings	$85,792	$69,767
Subordinated debentures	10,310	—
Other liabilities	2,020	526
Stockholders’ equity	92,348	85,449

	$190,470	$155,742

Statements of Income

(DOLLARS IN THOUSANDS)	2004	2003	2002
Income:
Interest income	$944	$591	$1,352
Dividend income from subsidiary	5,970	4,855	3,231
Income from statutory trusts	4	—	—
Gain on sale of investment securities	—	28	—
Management fees from subsidiary	159	139	108

	7,077	5,613	4,691

Expenses:
Interest expense on short-term borrowings	937	551	1,281
Interest expense related to statutory trusts	146	—	—
Director fees	143	144	120
Professional fees	441	329	128
Other expenses	190	157	128

	1,857	1,181	1,657

Income before income tax benefit and equity in undistributed net income of The Columbia Bank	5,220	4,432	3,034
Income tax benefit	264	148	69

Income before equity in undistributed net income of The Columbia Bank	5,484	4,580	3,103
Equity in undistributed net income of The Columbia Bank	7,801	7,324	7,768

Net income	$13,285	$11,904	$10,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows

(DOLLARS IN THOUSANDS)	2004	2003	2002
Cash flows from operating activities:
Income before equity in undistributed net income of The Columbia Bank	$5,484	$4,580	$3,103
Adjustments to reconcile to net cash provided by (used in) operating activities:
Net accretion	—	(2)	(1)
Gain on sale of investment securities	—	(28)	—
Decrease (increase) in other assets	1,361	(176)	1,313
Decrease in other liabilities	(826)	(175)	(298)

Net cash provided by operating activities	6,019	4,199	4,117

Cash flows provided by (used in) investing activities:
Purchase of securities available-for-sale	—	(303)	—
Maturities of securities available-for-sale	—	250	—
Proceeds from sales of securities available-for-sale	—	777	—

Net cash provided by investing activities	—	724	—

Cash flows provided by (used in) financing activities:
Increase (decrease) in short-term borrowings	16,025	(11,141)	9,975
Issuance of subordinated debentures	10,000	—	—
Investment in The Columbia Bank	(9,434)	(1,750)	(2,100)
Cash dividends distributed on common stock	(4,293)	(3,564)	(3,124)
Purchase of common stock	(2,672)	—	(158)
Net proceeds from stock options exercised	524	448	77

Net cash provided by (used in) financing activities	10,150	(16,007)	4,670

Net increase (decrease) in cash and temporary investments	16,169	(11,084)	8,787
Cash and temporary investments at beginning of year	69,949	81,033	72,246

Cash and temporary investments at end of year	$86,118	$69,949	$81,033

SELECTED QUARTERLY FINANCIAL DATA

Columbia Bancorp and Subsidiary

A summary of selected quarterly financial data is as follows for the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(UNAUDITED)
2004:
Interest income	$13,255	$13,408	$14,833	$16,050
Net interest income	10,675	10,653	11,702	12,553
Provision for credit losses	310	190	192	36
Income before income taxes	4,573	4,831	5,555	5,649
Net income	2,981	3,113	3,518	3,673

Net income per common share:
Basic	$0.42	$0.43	$0.49	$0.52
Diluted	0.40	0.42	0.48	0.50

2003:
Interest income	$12,373	$12,828	$13,051	$13,151
Net interest income	9,461	10,070	10,492	10,644
Provision for credit losses	305	745	—	120
Income before income taxes	3,891	4,434	5,380	4,785
Net income	2,491	2,837	3,443	3,133

Net income per common share:
Basic	$0.35	$0.40	$0.48	$0.44
Diluted	0.34	0.39	0.47	0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants, on accounting and financial disclosure, during 2004 or 2003.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective based on the evaluation of these controls and procedures by the Company’s management, including our principal executive and principal financial officers, as of December 31, 2004. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Columbia Bancorp and Subsidiary

To our Stockholders,

We, together with the other members of Columbia Bancorp management, are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is the process designed under our supervision, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2004 in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation, the Company’s internal control over financial reporting was effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this annual report and has expressed an unqualified opinion thereon. KPMG LLP has also expressed an unqualified opinion on Management’s assessment of, and the effective operation of, our internal control over financial reporting as of December 31, 2004. KPMG LLP reports follow our financial statements.

/s/ John M. Bond, Jr.	/s/ John A. Scaldara, Jr.	/s/ James P. Radick
John M. Bond, Jr.	John A. Scaldara, Jr.	James P. Radick
Chairman and Chief Executive Officer	President, Chief Operating Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Columbia Bancorp and Subsidiary

The Board of Directors and Stockholders

Columbia Bancorp:

We have audited management’s assessment, included in their accompanying report on internal control over financial reporting, that Columbia Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Columbia Bancorp is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Columbia Bancorp based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Columbia Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Columbia Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 11, 2005

ITEM 9B. OTHER INFORMATION

[None]

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company, beneficial ownership reporting compliance the Company’s Audit Committee, and procedures for stockholder communications to the Board is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

The Company has adopted a Code of Ethics for Financial Professionals that applies to the principal executive officers of the Company and its reporting subsidiaries, and all professionals servicing in finance, accounting, treasury, tax or investor relations roles. To access the Code at our website, www.thecolumbiabank.com, click on “Investor Relations”–“Corporate Governance”.

The following information is supplied with respect to executive officers of the Company and the Bank. Each such officer serves at the pleasure of the Board and is appointed annually. “Age” is that as of March 14, 2005. To our knowledge, the only family relationships among any directors or executive officers of the Company are James R. Moxley, Jr., who is the father of James R. Moxley, III, both of whom serve as directors of the Company and the Bank.

Name	Age	Position with the Company and the Bank
John M. Bond, Jr.	61	Director, Chairman and Chief Executive Officer of the Company and the Bank

John A. Scaldara, Jr.	41	Director, President and Chief Operating Officer of the Company and the Bank

Michael T. Galeone	56	Executive Vice President of the Bank

Stephen A. Horvath	55	Executive Vice President of the Bank

Brian K. Israel	39	Executive Vice President of the Bank

Adelbert D. Karfonta	59	Executive Vice President of the Bank

Robert W. Locke	59	Executive Vice President of the Bank

Scott C. Nicholson	43	Executive Vice President of the Bank

Melissa A. Quirk	46	Executive Vice President of the Bank

James P. Radick	42	Executive Vice President and Chief Financial Officer of the Company and the Bank

Mr. Bond has served as a director and Chief Executive Officer of the Company and the Bank since inception, and was elected Chairman of the Board in May 2004. He was one of two individuals who started Columbia Bancorp in 1987. He previously held Senior Vice President positions with Chase Bank of Maryland, a regional affiliate of Chase Manhattan Bank, N.A., and The First National Bank of Maryland (M&T). Prior to returning to Maryland in 1978, Mr. Bond was a Vice President with Citibank, N.A. in New York and a consultant with McKinsey & Company. He is a magna cum laude graduate of Harvard College and earned MBA and JD degrees from Columbia University. Mr. Bond has been an active volunteer in his community and currently serves as the Chairman of the Board of Trustees of Goucher College. He was recently elected to serve as a Director of the Federal Home Loan Bank of Atlanta. He is a recent past Chairman of the Maryland Bankers Association and currently is a member of the Government Relations Council of the American Bankers Association. In 1997, Mr. Bond received the Entrepreneur of the Year Award for Financial Services in Maryland sponsored by Ernst & Young, LLP, the Kauffman Foundation, USA Today and Nasdaq.

Mr. Scaldara is President and Chief Operating Officer of the Company and the Bank, and was elected a Director in January 2004. Mr. Scaldara joined the Company in March 1989. Prior to joining the Company, he held various staff accounting and consulting positions with KPMG Peat Marwick, LLP in Baltimore. Mr. Scaldara is a graduate of Loyola College, Baltimore (B.A.). He is a certified public accountant and a member of the Maryland Association of Certified Public Accountants. Mr. Scaldara is an active volunteer in his community and currently serves on the Government Relations Council of the Maryland Bankers Association and the Taxation Committee of the American Bankers Association. He is a member of the Board of Sponsors of the Sellinger School of Business and Management of Loyola College in Maryland. Mr. Scaldara is also a Director Emeritus of the Howard Hospital Foundation.

Mr. Galeone directs the retail lending, compliance and marketing areas of the Bank. He has in excess of 32 years of experience in the consumer finance industry with the Bank and Household International Corporation. Mr. Galeone joined the Company in February 1988 and was elected Executive Vice President in March 1992. He is actively involved in civic and professional affairs. Mr. Galeone is a past Chairman of the Board of the Howard County Chamber of Commerce, a member of the Board of Directors of the Maryland Chamber of Commerce, a member of the Howard County Spending Affordability Committee and the Treasurer and a member of the Board for the Economic Development Authority for Howard County, as well as several other organizations involved in education and community welfare. Mr. Galeone attended Temple University Institute of Technology.

Mr. Horvath directs the commercial banking activity in the Washington Suburban Region of the Bank. He has been an Executive Vice President with the Company since the merger with Suburban in March 2000. Prior to the merger, Mr. Horvath served as Director, President and Chief Operating Officer of Suburban and President and Chief Executive Officer of Suburban Bank from January 1997 to March 2000. In his 33-year banking career, he has also held positions with Crestar, First Union National Bank, and National City Bank. Mr. Horvath is active in civic affairs. Currently he is a member of the County Executive’s Advisory Council of Montgomery County and the Finance Committee of the Prince George’s Chamber of Commerce. At the request of the Prince George’s County Executive, Mr. Horvath chairs the Financial Tools Subcommittee, assisting in the creation of the new Prince George’s County Economic Development Plan. Previously he served as Chairman of the Business Loan Fund of Montgomery County, Chairman of the Prince George’s United Way Campaign and a member of the Board of Directors of the Prince George’s Chamber of Commerce. He is a graduate of Denison University (B.A.), Baldwin-Wallace College (M.B.A.), and the Stonier Graduate School of Banking and Leadership Maryland.

Mr. Israel, with 18 years of corporate finance experience, directs the commercial banking activity in the Howard, Anne Arundel, and Baltimore regions of the Bank. He has been with the Company since October 1997 and was elected Executive Vice President in February 2003. Mr. Israel is active in the community with current Board positions with Leadership Howard County and the Jim Rouse Entrepreneurial Fund. Mr. Israel also teaches part-time for the MBA program at Loyola College. A CPA, Mr. Israel earned a BA from the University of Maryland and an MBA from Loyola College.

Mr. Karfonta directs the retail branch network and investment services of the Bank. He has over 28 years of experience in the financial services industry. He held several executive positions with Household International Corporation in both the banking division and the finance division. Mr. Karfonta joined the Company in July 1995 and was elected Executive Vice President in February 2001. He is actively involved in both the Baltimore and Howard County communities, serving as a Director and Vice Chair for the Howard County Tourism Council, Director and Vice Chair of the Roland Park Retirement Community and Chairman of the Howard County Chamber of Commerce. Mr. Karfonta sits on the Advisory Board for Johns Hopkins Breast Cancer Fundraising, and is a member of the United Way Cabinet. He is also active in various programs supporting youth mentoring and educational partnerships. He is a graduate of the University of Baltimore (B.A.) and attended the Robert G. Merrick School of Business.

Mr. Locke is the senior commercial business development officer in the Howard County and Baltimore regions of the Bank. He has over 28 years of experience in the commercial lending area with the Bank and the former Maryland National Bank and The National Bank of Washington. Mr. Locke has been with the Company since February 1988 and was elected Executive Vice President in January 1999. He is actively involved in civic and professional affairs, serving as past Chairman of the Board of Directors of the Baltimore County Chamber of Commerce. He also serves on the Board of Directors of the Baltimore Chamber Orchestra and the Hunt Valley Business Forum. Mr. Locke is a graduate of Colgate University (B.A.) and City College of New York (M.S.Ed).

Mr. Nicholson directs the acquisition, development and construction loan activities of the Bank. He has 21 years of experience in real estate lending with the Bank, First American Metro Corporation, Equitable Federal Savings Bank, First Texas Savings Association and Lumbermen’s Investment Corporation. Mr. Nicholson joined the Company in August 1993 and was elected Executive Vice President in November 1999. He is actively involved in civic and professional affairs, serving with various organizations including Director of both Development Guaranty Group of Montgomery County, Inc. and Development Guaranty Group of Southern Maryland, Inc., subsidiaries of Maryland National Capital Building Industry Association, as an Alternate Director of Home Builders Association of Maryland and as a Coach with the Soccer Association of Columbia/Howard County. Mr. Nicholson attended The University of Texas at Austin and St. Edwards University.

Ms. Quirk has been employed by the Bank since its inception and was elected Executive Vice President of Operations, Information Technology, Facilities Management and Security in January 2005. She has more than 25 years of banking experience with the Bank and with St. Landry Bank, a community Bank in Louisiana. Ms. Quirk studied at the AIB Banking School at the University of Southern Louisiana. She has served on the Federal Reserve Fifth District Cash Committee and is a past board member of the Baltimore Chapter of the Bank Administration Institute.

Mr. Radick is Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined the Company in December 2004 and brings more than 20 years of financial management and audit experience in the financial services industry. Mr. Radick has served as the senior financial officer of financial institutions for the past eleven years. Prior to joining the company, Mr. Radick most recently served as the senior financial officer at Sun Bancorp, Inc. and, previously, at NSD Bancorp, Inc. both located in Pennsylvania. None of these entities are affiliated with the Company. Mr. Radick earned his B.A. from Grove City College, Grove City, Pennsylvania. He is a certified bank auditor and chartered bank auditor. He is a former member of the Pennsylvania Bankers Association, Financial Accounting Standards Committee and the former Vice President of Education and Finance of the Bank Administration Institute’s Pittsburgh Chapter.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information appearing under the caption “Executive Compensation” and “Proposal 1 – Election of Directors – Compensation of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information appearing under the captions “Principal Beneficial Owners of the Company’s Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information appearing under the caption “Independent Auditors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Filed Documents

1.	Financial Statements

Columbia Bancorp and Subsidiary:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

(3.1)	Form of Restated Articles of Incorporation of the Company, restated as of December 31, 1995, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(3.1a)	Articles Supplementary dated September 27, 1999, previously filed with the Commission as an Exhibit to and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24302).

(3.2)	Amended, Corrected and Restated By-laws of the Company, as of January 26, 2004, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K filed by the Company on January 30, 2004 (File No. 000-24302).

(4.1)	Indenture trust for Columbia Bancorp Statutory Trust I, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 000-24302).

(4.2)	Indenture trust for Columbia Bancorp Statutory Trust II, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Current Report on Form 8-K filed by the Company on December 29, 2004 (File No. 000-24302).

(10.1)	Form of the Company’s 1987 Stock Option Plan, as amended April 17, 1990, December 18, 1995, and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.1a)	Amendment dated September 28, 1998 to the Company’s 1987 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.2)	Form of Incentive Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.3)	Form of Non-Qualified Stock Option Agreement for use under the 1987 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed August 15, 1996 (Reg. No. 333-10231).

(10.4)	Form of the Company’s 1990 Director Stock Option Plan, as amended July 29, 1996 and February 24, 1997, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.5)	Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.6)	Form of the Company’s Incentive Stock Option Agreement for use under the 1997 Suburban Bancshares, Inc. 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed March 21, 2000 (Reg. No. 333-32912).

(10.7)	Form of Employment Agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.7a)	Amendment dated December 18, 1997 to the employment agreement dated February 26, 1996 with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.7b)	Amendment dated April 30, 2002 to the employment agreement dated February 26, 1996, as amended December 18, 1997, with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.7c)	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 18, 1997 and April 30, 2002, with John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.8)	Form of Employment Agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.8a)	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with Michael T. Galeone, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9)	Form of Employment Agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1995 (File No. 000-24302).

(10.9a)	Amendment dated December 16, 1997 to the employment agreement dated February 26, 1996 with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 000-24302).

(10.9b)	Amendment dated January 26, 2004 to the employment agreement dated February 26, 1996, as amended December 16, 1997 and April 30, 2002, with John A. Scaldara, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.10)	Form of Employment Agreement dated February 26, 1999 with Robert W. Locke, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.11)	Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996, and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996 (File No. 000-24302).

(10.11a)	Amendment dated February 25, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended December 30, 1996 and February 24, 1997, including addenda thereto, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11b)	Addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for John M. Bond, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.11c)	Form of addendum dated February 27, 2003 to the Deferred Compensation Plan dated September 27, 1996, as amended February 25, 2003, December 30, 1996 and February 24, 1997, including addenda thereto, for Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13)	Form of the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed July 29, 1997 (Reg. No. 333-32359).

(10.13a)	Amendment dated September 28, 1998 to the Company’s 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 (File No. 000-24302).

(10.13b)	Form of Amended Incentive Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13c)	Form of Amended Non-Qualified Stock Option Agreement for use under the Company’s 1997 Stock Option Plan, as amended, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.13d)	Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13e)	Form of Non-Qualified Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.13f)	Form of Incentive Stock Option Agreement under Amended and Restated Columbia Bancorp 1997 Stock Option Plan, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed by the Company on February 13, 2004 (Reg. No. 333-112803).

(10.14)	Form of Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed by the Company on December 1, 1999 (Reg. No. 333-91887).

(10.14a)	Amendment dated April 1, 2002 to the Board Chairman’s Services Agreement with Winfield M. Kelly, Jr., previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.14b)	Amendment dated January 26, 2004 to the Board Chairman Services Agreement with Winfield M. Kelly, Jr., dated February 9, 2000, as amended April 1, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.15)	Form of Employment Agreement with Stephen A. Horvath dated September 28, 1999, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-4 filed December 1, 1999 (Reg. No. 333-91887).

(10.16)	Form of Employment Agreement dated November 2, 1999 with Scott C. Nicholson, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 000-24302).

(10.17)	Form of Employment Agreement dated March 23, 2001 with Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000 (File No. 000-24302).

(10.18)	Columbia Bancorp 401(k) Plan and Trust dated January 1, 1989, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form S-8 filed on July 29, 1997 (File No 333-32349).

(10.18a)	Amendment and Restatement, dated January 1, 1997, to the Columbia Bancorp 401(k) Plan and Trust, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18b)	Form of Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.18c)	Amendment to Amended and Restated 401(k) Plan and Trust Basic Plan Document #01, effective January 1, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19)	Form of Amendment dated April 30, 2002 to the employment agreements with Michael T. Galeone, John A. Scaldara, Jr., Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002 (File No. 000-24302).

(10.19a)	Form of Amendment dated January 26, 2004 to the employment agreements with Michael T. Galeone, Robert W. Locke, Stephen A. Horvath, Scott C. Nicholson and Adelbert D. Karfonta dated February 26, 1996, as amended December, 1997 and April 30, 2002, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(10.20)	Change of Control Agreement with James P. Radick dated December 13, 2004, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Current Report on Form 8-K filed by the Company on December 13, 2004 (File No. 000-24302).

(10.21)	Junior Subordinated Indenture, dated as of June 24, 2004, between Columbia Bancorp, as issuer, and Deutsche Bank Trust Company, Americas, as indenture trustee, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Quarterly Report on Form 10-Q filed by the Company on August 6, 2004 (File No. 000-24302).

(10.22)	Junior Subordinated Indenture, dated as of December 30, 2004, between Columbia Bancorp, as issuer, and Wilmington Trust Company, as indenture trustee, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Current Report on Form 8-K filed by the Company on January 3, 2005 (File No. 000-24302).

(10.23)	Guarantee Agreement, dated as of December 30, 2004, between Columbia Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee. previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Current Report on Form 8-K filed by the Company on January 3, 2005 (File No. 000-24302).

(10.24)	Amended and Restated Declaration of Trust, dated as of December 30, 2004, by and among Columbia Bancorp, as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Current Report on Form 8-K filed by the Company on January 3, 2005 (File No. 000-24302).

(14)	Code of Ethics for Financial Professionals, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(14a)	Columbia Bancorp and Subsidiary Code of Conduct and Ethics, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003 (File No. 000-24302).

(21.1)	List of Subsidiaries of the Company

Name	State of Incorporation	Owned by	Percentage Ownership
The Columbia Bank	Maryland	Columbia Bancorp	100%

Columbia Bancorp Statutory Trust I	Delaware	Columbia Bancorp	100%

Columbia Bancorp Statutory Trust II	Delaware	Columbia Bancorp	100%

McAlpine Enterprises, Inc.	Maryland	The Columbia Bank	100%

Howard I, LLC	Maryland	The Columbia Bank	100%

Howard II, LLC	Maryland	The Columbia Bank	100%

Columbia Leasing, Inc.	Maryland	The Columbia Bank	100%

(23.1	)*	Consent of Independent Registered Public Accounting Firm.

(31.1	)*	Certification by the Principal Executive Officer required by Exchange Act Rule 13a-14(a).

(31.2	)*	Certification by the Executive Officer required by Exchange Act Rule 13a-14(a).

(31.3	)*	Certification by the Principal Financial Officer required by Exchange Act Rule 13a-14(a).

(32.1	)+	Certification by the Principal Executive Officer.

(32.2	)+	Certification by the Executive Officer.

(32.3	)+	Certification by the Principal Financial Officer.

*	Filed herewith.

+	Furnished herewith.

Note: Exhibits 10.1 through 10.20 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbia Bancorp (Registrant)

March 11, 2005	By:	/s/ John M. Bond, Jr.
John M. Bond, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Bond, Jr. John M. Bond, Jr.	Chairman of the Board Chief Executive Officer	3/10/05

/s/ Winfield M. Kelly, Jr. Winfield M. Kelly, Jr.	Vice Chairman of the Board	3/10/05

/s/ James R. Moxley, Jr. James R. Moxley, Jr.	Vice Chairman of the Board	3/10/05

/s/ Herschel L. Langenthal Herschel L. Langenthal	Chairman of the Executive Committee	3/10/05

/s/ John A. Scaldara, Jr. John A. Scaldara, Jr.	President, Chief Operating Officer	3/10/05

/s/ James P. Radick James P. Radick	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	3/10/05

Signature	Title	Date

/s/ Anand S. Bhasin Anand S. Bhasin	Director	3/10/05

/s/ Robert R. Bowie, Jr. Robert R. Bowie, Jr.	Director	3/10/05

/s/ Garnett Y. Clark, Jr. Garnett Y. Clark, Jr.	Director	3/10/05

/s/ Hugh F.Z. Cole, Jr. Hugh F.Z. Cole, Jr.	Director	3/10/05

/s/ William L. Hermann William L. Hermann	Director	3/10/05

/s/ Charles C. Holman Charles C. Holman	Director	3/10/05

/s/ Raymond G. LaPlaca Raymond G. LaPlaca	Director	3/10/05

/s/ Morris A. Little Morris A. Little	Director	3/10/05

/s/ Harry L. Lundy, Jr. Harry L. Lundy, Jr.	Director	3/10/05

/s/ Kenneth H. Michael Kenneth H. Michael	Director	3/10/05

/s/ James R. Moxley, III James R. Moxley, III	Director	3/10/05

Signature	Title	Date

/s/ Vincent D. Palumbo Vincent D. Palumbo	Director	3/10/05

/s/ Mary S. Scrivener Mary S. Scrivener	Director	3/10/05

/s/ Lawrence A. Shulman Lawrence A. Shulman	Director	3/10/05

/s/ Maurice M. Simpkins Maurice M. Simpkins	Director	3/10/05

/s/ Robert N. Smelkinson Robert N. Smelkinson	Director	3/10/05

/s/ Theodore G. Venetoulis Theodore G. Venetoulis	Director	3/10/05

/s/ James J. Winn. Jr. James J. Winn, Jr.	Director	3/10/05