Form 10-Q
period 2005-03-31
COLUMBIA BANCORP
filed 2005-05-10
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,922,072 shares as of May 5, 2005.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and due from banks	$36,943	$30,012
Federal funds sold and interest bearing deposits with other banks	27,002	10,112
Investment securities held-to-maturity (fair value $108,674 in 2005 and $115,964 in 2004)	110,166	116,170
Securities available-for-sale	60,429	47,980
Residential mortgage loans originated for sale	8,465	8,698
Loan receivables:
Real estate - development and construction	377,841	345,375
Commercial	237,010	226,763
Real estate - mortgage:
Residential	16,697	17,272
Commercial	154,367	163,985
Consumer, principally residential lines of credit and second mortgages	191,729	196,198
Other	1,354	668

Total loans	978,998	950,261
Less: Unearned income, net of origination costs	57	91
Allowance for credit losses	11,906	11,583

Loans, net	967,035	938,587

Property and equipment, net	6,721	6,647
Prepaid expenses and other assets	23,735	20,800

Total assets	$1,240,496	$1,179,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$248,122	$256,132
Interest-bearing deposits	720,503	656,446

Total deposits	968,625	912,578
Short-term borrowings	139,092	135,825
Subordinated debentures	16,496	10,310
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	8,312	7,945

Total liabilities	1,152,525	1,086,658

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 6,906,822 shares at March 31, 2005 and 7,114,267 shares at December 31, 2004	69	71
Additional paid-in-capital	38,875	45,739
Retained earnings	49,074	46,419
Accumulated other comprehensive (loss) income	(47)	119

Total stockholders’ equity	87,971	92,348

Total liabilities and stockholders’ equity	$1,240,496	$1,179,006

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Interest income:
Loans	$15,379	$12,022
Investment securities	1,492	1,212
Federal funds sold and interest-bearing deposits with other banks	73	21

Total interest income	16,944	13,255

Interest expense:
Deposits	3,049	2,068
Borrowings	1,250	512

Total interest expense	4,299	2,580

Net interest income	12,645	10,675
Provision for credit losses	250	310

Net interest income after provision for credit losses	12,395	10,365

Noninterest income:
Fees charged for services	773	1,005
Gains on sales of mortgage loans, net of costs	352	351
Net loss on other real estate owned	—	(9)
Commissions earned on financial services sales	192	140
Other	314	269

Total noninterest income	1,631	1,756

Noninterest expense:
Salaries and employee benefits	4,327	4,046
Occupancy	998	976
Equipment	424	513
Data processing	452	518
Marketing	357	300
Professional fees	274	164
Postage	123	108
Stationary and supplies	111	115
Cash management services	108	122
Other	861	686

Total noninterest expense	8,035	7,548

Income before income taxes	5,991	4,573
Income tax provision	2,162	1,592

Net income	$3,829	$2,981

Per common share data:
Net income:
Basic	$0.55	$0.42
Diluted	0.53	0.40
Cash dividends declared	0.17	0.15

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2004	$71	$45,739	$46,419	$119	$92,348

Comprehensive income
Net income	—	—	3,829	—	3,829
Unrealized loss on securities available-for-sale, net of $109 tax effect (unrealized losses on securities of $275)	—	—	—	(166)	(166)

Total comprehensive income					3,663
Cash dividends declared on common stock	—	—	(1,174)	—	(1,174)
Exercise of options for 10,900 shares of common stock	—	165	—	—	165
Purchase 218,345 shares of common stock	(2)	(7,029)	—	—	(7,031)

Balances at March 31, 2005	$69	$38,875	$49,074	$(47)	$87,971

Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449

Comprehensive income
Net income	—	—	2,981	—	2,981
Unrealized gain on securities available-for-sale, net of $205 tax effect (unrealized gains on securities of $518)	—	—	—	313	313

Total comprehensive income					3,294
Cash dividends declared on common stock	—	—	(1,079)	—	(1,079)
Exercise of options for 17,746 shares of common stock	—	270	—	—	270

Balances at March 31, 2004	$72	$48,156	$39,463	$243	$87,934

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$3,829	$2,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	383	499
Amortization of loan fee income	(580)	(635)
Provision for credit losses	250	310
Gains on sales of mortgage loans, net of costs	(352)	(351)
Loss on sales/disposals of other assets	—	3
Proceeds from sales of residential mortgage loans originated for sale	29,480	29,566
Disbursements for residential mortgage loans originated for sale	(28,895)	(28,871)
Loan fees deferred, net of origination costs	546	436
Increase in prepaid expenses and other assets	(2,575)	(175)
Increase (decrease) in accrued expenses and other liabilities	402	(1,338)

Net cash provided by operating activities	2,488	2,425

Cash flows provided by (used in) investing activities:
Net increase in loans	(42,441)	(29,003)
Loan purchases	(2,879)	(8,579)
Loan sales	16,656	8,165
Purchases of investment securities held-to-maturity	(3,000)	—
Purchases of securities available-for-sale	(17,777)	—
Proceeds from maturities and principal repayments of investment securities held-to-maturity	9,010	26,696
Proceeds from maturities and principal repayments of securities available-for-sale	5,018	3,487
Purchases of property and equipment	(428)	(269)
Increase in cash surrender value of life insurance	(65)	(67)

Net cash (used in) provided by investing activities	(35,906)	430

Cash flows provided by (used in) financing activities:
Net increase in deposits	56,047	58,403
Increase (decrease) in short-term borrowings	3,267	(5,010)
Proceeds from issuance of subordinated debentures	6,000	—
Cash dividends distributed on common stock	(1,209)	(1,076)
Cash paid to repurchase common stock	(7,031)	—
Net proceeds from stock options exercised	165	270

Net cash provided by financing activities	57,239	52,587

Net increase in cash and cash equivalents	23,821	55,442
Cash and cash equivalents at beginning of period	40,124	39,343

Cash and cash equivalents at end of period	$63,945	$94,785

Supplemental information:
Interest paid on deposits and borrowings	$4,114	$2,540
Income taxes paid	2,380	2,200
Transfer of loans to other real estate owned	—	250

See accompanying notes to consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months

ended March 31, 2005 and 2004 is unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements for Columbia Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated. During 2004 and 2005, the Company formed three wholly-owned trusts for the purpose of issuing trust preferred securities. These trusts, Columbia Bancorp Statutory Trust I, Columbia Bancorp Statutory Trust II and Columbia Bancorp Statutory Trust III are not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board Interpretation No. 46 (see note 5).

The consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. The following table summarizes the pro forma effect on net earnings and earnings per share of common stock using an optional fair value method, rather than the intrinsic value method, to account for stock-based compensation awarded.

	March 31,
(dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$3,829	$2,981
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	74	81

Pro forma net income	$3,755	$2,900

Net income per common share:
Basic:
As reported	$0.55	$0.42
Pro forma	0.54	0.40
Diluted:
As reported	0.53	0.40
Pro forma	0.52	0.39

(7)

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held-to-maturity and securities available-for-sale at March 31, 2005 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held-to-maturity:
Federal agency securities	$107,671	$11	$1,520	$106,162
Mortgage-backed securities	490	17	—	507
Collateralized mortgage obligations	2,005	—	—	2,005

Total	$110,166	$28	$1,520	$108,674

Investment securities available-for-sale:
Federal agency securities	$18,284	$11	$73	$18,222
Mortgage-backed securities	26,686	133	512	26,307
Trust preferred stocks	11,164	86	123	11,127
Other equity securities	1,119	445	45	1,519
Investment in Federal Home Loan Bank stock	3,254	—	—	3,254

Total	$60,507	$675	$753	$60,429

The amortized cost and estimated fair values of investment securities held-to-maturity and securities available-for-sale at December 31, 2004 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held-to-maturity:
Federal agency securities	$113,666	$98	$328	$113,436
Mortgage-backed securities	500	24	—	524
Collateralized mortgage obligations	2,004	—	—	2,004

Total	$116,170	$122	$328	$115,964

Investment securities available-for-sale:
Federal agency securities	$1,000	$14	$—	$1,014
Mortgage-backed securities	28,669	161	201	28,629
Trust preferred stocks	13,162	82	155	13,089
Investment in Federal Home Loan Bank stock	3,833	—	—	3,833
Other equity securities	1,119	341	45	1,415

Total	$47,783	$598	$401	$47,980

(8)

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2005.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agency securities	$106,401	$1,420	$9,326	$173	$115,727	$1,593
Mortgage-backed securities	9,436	216	7,161	296	16,597	512
Trust preferred stocks	—	—	6,095	123	6,095	123

Total debt securities	115,837	1,636	22,582	592	138,419	2,228
Equity securities	—	—	310	45	310	45

Total temporarily impaired securities	$115,837	$1,636	$22,892	$637	$138,729	$2,273

The unrealized losses in the investment portfolio change as market rates change. The average lives of certain callable agency securities will be extended as rates increase, as call options on these securities will probably not be exercised. The value of those securities will, therefore, decline since the opportunity to reinvest at higher rates will be delayed. Mortgage-backed securities in an unrealized loss position are the pools that have low relative coupon rates and, as mortgage rates have risen, prepayments, or refinancing of underlying mortgages, has somewhat slowed. Trust preferred securities that are valued below amortized cost have variable rates and reprice quarterly, which, theoretically, should limit the market value fluctuations as rates change. Losses reflected are primarily due to current market conditions in which new issues of variable rate trust preferred securities have been priced at wider spreads than those in the portfolio. Reported losses will decline if spreads for new issues decline. The investment in equity securities represents an investment in the common stock of two de novo banks located in the Company’s marketplace. The unrealized loss has been steadily declining as earnings have improved.

The reported unrealized gain or loss in the Company’s investment portfolio is primarily rate driven. The Company has the intent and ability to hold all of the securities to maturity. The average life of the agency portfolio, which constitutes 70% of the total portfolio, is approximately 26.0 months, a relatively short portfolio by industry standards. Management has, therefore, determined that the unrealized losses in the investment portfolio are temporary.

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended March 31,
	2005		2004
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$3,829	$3,829	$2,981	$2,981

Weighted average shares outstanding	6,984	6,984	7,178	7,178
Dilutive securities	—	259	—	257

Adjusted weighted average shares used in EPS computation	6,984	7,243	7,178	7,435

Net income per common share	$0.55	$0.53	$0.42	$0.40

(9)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit. Credit risk is the possibility of sustaining a loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit. The Company’s exposure to credit risk is represented by the contractual amounts of those financial instruments. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2005 whose contract amounts represent potential credit risk is as follows:

(dollars in thousands)	March 31, 2005
Commitments to extend credit (a)	$567,375
Standby letters of credit	24,566

(a)	Includes all unused lines of credit totaling $471.8 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $95.6 million.

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

(10)

NOTE 5 - NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“the FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered variable interest entities, in practice and under the FASB literature that was applied before the issuance of FIN 46, by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In June 2004, December 2004 and March 2005, the Company issued trust preferred securities through three wholly-owned statutory trusts formed for that purpose. In accordance with FIN 46R, the statutory trusts have not been consolidated with the holding company.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The recognition and measurement guidelines provided by the Consensus were scheduled to take effect in reporting periods beginning after June 15, 2004. The FASB, however, has delayed the effective date for the requirement to record the impairment losses under EITF 03-1. The Company has implemented the guidelines of this Consensus (see note 2). Adoption of the Consensus did not have any impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The adoption of SOP 03-3 did not have a material effect on the Company’s earnings, financial condition or equity.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) effective for the first reporting period that begins after June 15, 2005. SFAS No. 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R eliminates the alternative to apply the APB Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning January 1, 2006.

(11)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on the Company’s earnings, financial condition or equity.

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

Part I - Note 2. Investments

•	Statement regarding anticipated changes in the fair value of securities in relation to market rates.

Part I - Note 4. Commitments and Contingent Liabilities

•	Statement regarding the impact on the Company of routine legal proceedings.

•	Statements regarding future cash requirements of commitments to extend credit.

Part I - Item 2. Liquidity

•	Statements regarding future cash requirements of commitments to extend credit.

•	Statement regarding the anticipation that the Company will continue to experience long-term growth in customer funding sources.

•	Statement regarding volatility of title company account balances.

Part I - Item 2. Market Risk and Interest Rate Sensitivity

•	Statements regarding challenges facing management in terms of interest rates and overall management of the net interest margin.

Part I - Item 2. Material Changes in Financial Condition

•	Statement regarding the Company’s belief concerning future loan growth.

•	Statement regarding the possibility that potential problem loans could be reclassified in the future as nonperforming or impaired loans.

Part I - Item 2. Results of Operations

•	Statement regarding the possible impact on the net interest margin of future actions taken, or lack thereof, by the Federal Reserve Bank.

Part II - Item 1. Legal Proceedings

•	Statement regarding the impact on the Company of routine legal proceedings.

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

(12)

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

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of March 31, 2005:

(dollars in thousands)	Amount	Percent
Real estate – development and construction	$377,841	38.6%
Commercial	237,010	24.2
Real estate – mortgage:
Residential	16,697	1.7
Commercial	154,367	15.8
Consumer (a)	191,729	19.6
Other	1,354	0.1

Total loans	$978,998	100.0%

(a)	Includes $186.3 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $377.8 million at March 31, 2005. See “Material Changes in Financial Condition” for a breakdown of real estate development and construction loans by type.

The Company makes residential real estate development and construction loans generally to provide interim financing on property during the development and construction period. Borrowers include builders, developers and persons who will ultimately occupy the single-family dwellings. The Company disburses residential real estate development and construction loan funds periodically as pre-specified stages of completion are attained based upon site inspections. Interest rates on these loans are usually adjustable. The Company has limited loan losses in this area of lending through monitoring of development and construction loans with on-site inspections and control of disbursements on loans in process. Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely upon the value of the underlying collateral, the Company considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information.

At March 31, 2005, $237.0 million, or 24.2%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the

(13)

event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include inventory, equipment, accounts receivable or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is financial and professional services, which comprises 16.1% of the total loan portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. Companies engaged in real estate development and construction represent 11.9% of the commercial loan portfolio, while the next 11.4% is comprised of companies in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. No other industry accounted for more than 10% of the total portfolio at March 31, 2005.

The Company also originates mortgage loans secured by commercial real estate. At March 31, 2005, $154.4 million, or 15.8% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally include investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At March 31, 2005, $93.9 million, or 60.8%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $60.5 million, or 39.2%, of total commercial mortgage loans at March 31, 2005. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less.

The Company seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios (typically 75% to 80%) and obtaining periodic financial statements and tax returns from borrowers to perform annual loan reviews. It is also the Company’s general policy to underwrite the business entity from a cash flow perspective and to obtain personal guarantees from the principals of the borrowers.

At March 31, 2005, $191.7 million, or 19.6%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $169.6 million and $16.7 million, respectively, at March 31, 2005.

Home equity loans and lines of credit are originated by the Company for typically 85% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have terms of fifteen to thirty years and the interest rates are generally adjustable. These loans are secured by the borrower’s residence. Second mortgage loans originated by the Company have terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter, at a predetermined spread to the prime rate of interest.

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At March 31, 2005, $16.7 million, or 1.7%, of the Company’s total loans consisted of residential mortgage loans. Virtually all of the residential mortgage loans included in the Company’s loan portfolio at March 31, 2005 carried a fixed rate of interest.

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

At March 31, 2005, other loans totaled $1.4 million, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

(14)

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in the Company’s investment portfolio and available lines of credit with the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank(“the FRB”), which require pledged collateral. There can be no assurances, however, that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on the Company’s ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $567.4 million at March 31, 2005. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $294.8 million, or 52.0% of the $567.4 million, are generally short-term in nature, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commercial commitments to extend credit and unused lines of credit totaled $120.2 million, or 21.2% of the $567.4 million, at March 31, 2005 and generally do not extend for more than 12 months. At March 31, 2005, available home equity lines totaled $136.7 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant mortgage refinancing activity, as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2004, total title company relationships accounted for $65.3 million, or 6.4% of the total customer funding of $1.0 billion. At March 31, 2005, total title company relationships accounted for $72.4 million, or 6.6% of the total customer funding of $1.1 billion. The Company expects these title company balances to remain volatile during 2005.

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to volatility. At March 31, 2005, total customer funding was $1.1 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $810.1 million, or 73.3% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at March 31, 2005, totaled $97.1 million at March 31, 2005, and federal funds sold and interest-bearing deposits with banks were $27.0 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line of $235 million, equal to 20% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at March 31, 2005 to permit borrowing of up to $226.6 million, and outstanding advances totaled $20.0 million. The Bank also has an established borrowing capacity at the FRB. At March 31, 2005, the Bank had pledged sufficient collateral to borrow up to $35.4 million from the FRB; no balances were outstanding on that date.

(15)

Capital Resources

Total stockholders’ equity was $88.0 million at March 31, 2005, representing a decrease of $4.4 million or 4.7% from December 31, 2004. The decline in stockholders’ equity in the first three months of 2005 was primarily attributable to the purchase of 218,000 shares of the Company’s common stock, which decreased paid-in-capital by $7.0 million. Earnings of the Company for the three months ended March 31, 2005 produced a $3.8 million increase in retained earnings, offset by dividends declared on common stock of $1.2 million.

Dividends declared for the first three months of 2005 were $1.2 million, or $.17 per share, compared to $1.1 million, or $.15 per share, for the first three months in 2004.

The following table summarizes the Company’s risk-based capital ratios:

	March 31, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk-based capital ratios:
Tier 1 capital	9.62%	9.74%	4.00%
Total capital	10.73	10.85	8.00
Tier 1 leverage ratio	8.62	8.76	4.00

Market Risk and Interest Rate Sensitivity

The Company’s interest rate risk represents the level of exposure it has to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Management Committee of the Board of Directors (the “ALCO”) oversees the Company’s management of interest rate risk. The objective of the management of interest rate risk is to optimize net interest income during periods of volatile, as well as, stable interest rates while maintaining a balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity, asset and earnings growth and capital adequacy goals. Critical to the management of this process is the ALCO’s interest rate program, designed to manage interest rate sensitivity (gap management) and balance sheet mix and pricing (spread management). Gap management represents those actions taken to measure and monitor rate sensitive assets and rate sensitive liabilities. Spread management requires managing investments, loans, and funding sources to achieve an acceptable spread between the Company’s return on its earning assets and its cost of funds.

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2005 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 16.0%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at March 31, 2005. The table does not give effect to prepayments or extensions of loans as a result

(16)

of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

(dollars in thousands)	One Year Or Less	After One Through Three Years	After Three Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$27,002	$—	$—	$27,002
Investment securities held-to-maturity and securities available-for-sale	97,090	41,699	31,806	170,595
Loans, exclusive of nonaccrual loans	780,787	48,579	157,510	986,876

Interest-earning assets	904,879	90,278	189,316	1,184,473

Interest-bearing liabilities:
Interest-bearing deposits	550,536	156,547	13,420	720,503
Other borrowings	155,588	—	20,000	175,588

Interest-bearing liabilities	706,124	156,547	33,420	896,091

Interest sensitivity gap	$198,755	$(66,269)	$155,896	$288,382

Cumulative interest sensitivity gap	$198,755	$132,486	$288,382

Cumulative interest sensitivity gap as a percent of total assets	16.02%	10.68%	23.25%

The analysis provided in the table above includes the following significant assumptions: Fixed rate loans are scheduled by contractual maturity and variable rate loans are scheduled by repricing date. Variable rate loans that have reached a pre-established interest rate floor are classified as fixed rate loans and reprice according to contractual maturity. Fixed rate investments are scheduled according to contractual maturity, while variable rate securities are shown based on the next repricing date. Investments other than mortgage-backed securities are scheduled according to the earlier of contractual maturity date or most likely call date, given current interest rates. Mortgage-backed securities are scheduled according to estimated maturity based upon the most recent monthly prepayment factors, which may change. Residential mortgage loans originated for sale are scheduled based on their expected sale dates, generally 14 to 30 days after settlement. Second mortgage loans and home equity lines of credit are classified as one year or less, as these loans are expected to reprice within one year. Projected run-off of deposits that do not have a contractual maturity date, such as NOW, savings and money market accounts, are computed based upon the most recently proposed decay rate assumptions set forth by the Federal Financial Institutions Examination Council (“FFIEC”). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion of these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity dates.

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

(17)

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

(dollars in thousands)	March 31, 2005	December 31, 2004	Change	Annualized % Change
Real estate – development and and construction	$377,841	$345,375	$32,466	38.1%
Commercial	237,010	226,763	10,247	18.3
Real estate – mortgage:
Residential	16,697	17,272	(575)	(13.5)
Commercial	154,367	163,985	(9,618)	(23.8)
Consumer	191,729	196,198	(4,469)	(9.2)
Other	1,354	668	686	416.5

Total loans	$978,998	$950,261	$28,737	12.3%

The strong loan growth experienced during 2004 continued into the first quarter of 2005, as total loans increased $28.7 million from December 31, 2004 to March 31, 2005, or 12.3% if presented on an annualized basis. This increase was supported by the real estate development and construction loan portfolio and the commercial loan portfolio, which demonstrated growth on an annualized basis of 38.1% and 18.3%, respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $377.8 million, or 38.6%, of the total loan portfolio at March 31, 2005. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2004 to March 31, 2005:

(dollars in thousands)	March 31, 2005	December 31, 2004	Change
Residential construction (a)	$155,567	$139,417	$16,150
Residential land development	92,334	88,385	3,949
Land acquisition (b)	74,393	69,238	5,155
Commercial construction	55,547	48,335	7,212

	$377,841	$345,375	$32,466

(a)	Includes loans to individuals for construction of primary personal residences totaling $50.2 million at March 31, 2005 and $49.0 million at December 31, 2004.
(b)	Includes loans to individuals for the purchase of residential building lots totaling $14.5 million at March 31, 2005 and $14.9 million at December 31, 2004; loans for the acquisition of property for residential development totaling $34.3 million at March 31, 2005 and $33.2 million at December 31, 2004; and loans for the acquisition of property for commercial development totaling $25.6 million at March 31, 2005 and $21.1 million at December 31, 2004.

(18)

The $32.5 million increase in the real estate development and construction portfolio was due to continued strength in the Company’s primary lending market, which, along with vigorous marketing efforts, has produced healthy loan growth. The Company believes that the expansion of real estate development and construction loan portfolio accomplished in the first quarter of 2005 will continue during the year due to healthy market conditions in the Bank’s primary lending area, relatively low interest rates and continued business development efforts.

Commercial loans, including commercial mortgage loans, remained relatively unchanged during the quarter, increasing a total of $629,000. Consumer loans, representing primarily home equity lines of credit and second mortgage loans, decreased $4.5 million, or 9.2%, as a result of normal payoff activity in excess of new loan volume.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans (a)	$588	$614	$1,168
Other real estate owned	—	—	250

Total nonperforming assets	$588	$614	$1,418

Accruing loans past-due 90 days or more	$128	$31	$69

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At March 31, 2005, nonaccrual loans totaled $588,000, comprised primarily of four commercial relationships with loans totaling $526,000, of which $451,000 was guaranteed by the Small Business Administration. Also included in nonaccrual loans were two consumer loans carried at a total of $19,000 and one residential mortgage loan carried at $43,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At March 31, 2005, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $8.9 million, of which $1.4 million is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest of these relationships is a commercial loan totaling $3.6 million that is secured by residential real estate with an appraised value in excess of the carrying value of the loan. Another commercial loan included in potential problem loans is carried at $2.9 million and is secured by land with an appraised value in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. SFAS No. 114 does

(19)

not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans. These loans are collectively evaluated for impairment. The Company’s impaired loans are therefore comprised primarily of commercial loans, including commercial mortgage loans, and real estate development and construction loans. In addition, impaired loans are generally loans that management has placed in nonaccrual status since loans are generally placed in nonaccrual status on the earlier of the date that management determines that the collection of interest and/or principal is in doubt or the date that principal or interest is 90 days or more past-due.

Impaired loans at March 31, 2005 totaled $526,000, none of which were collateral dependent loans. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At March 31, 2005, specific reserves assigned to impaired loans totaled $81,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $250,000 for the three months ended March 31, 2005, as compared to $310,000 for the same period in 2004. The decrease in the provision is primarily attributable to sustained strong asset quality, as evidenced by a reduction in nonperforming assets and past due loans at March 31, 2005 as compared to March 31, 2004. As a percentage of total assets, nonperforming assets and past due loans at March 31, 2005 were .06%, compared to .14% at March 31, 2004. The Company also recorded net recoveries of $73,000 during the first quarter of 2005 compared to net charge-offs of $97,000 for the same period in 2004. There were no changes in loan concentrations or terms during the periods indicated which significantly affected the provision or the Allowance.

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to

(20)

undetected, but probable, losses. At March 31, 2005, the Allowance was 1.22% of total loans, net of unearned income. The Allowance at March 31, 2005 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Allowance for credit losses - beginning of period	$11,583	$10,828
Provision for credit losses	250	310
Charge-offs	(7)	(180)
Recoveries	80	83

Allowance for credit losses – end of period	$11,906	$11,041

Allowance as a percentage of loans receivable, net of unearned income	1.22%	1.28%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more (a)	1,662.85%	892.56%

(a)	There is no direct relationship between the size of the Allowance (and the related provision for credit losses) and nonperforming and past-due loans. Accordingly, the ratio of Allowance to nonperforming and past-due loans may tend to fluctuate significantly.

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of March 31, 2005, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $82,000. This reserve, like the Allowance, is reviewed regularly to establish a best estimate and is included in accrued expenses and other liabilities on the balance sheet.

Subordinated Debentures:

On March 24, 2005, a trust formed by the Company issued $6.0 million of trust preferred securities at an initial variable interest rate of 4.86%, which will reset quarterly. These long-term borrowings, which bear a maturity date of June 15, 2035, may be redeemed at any time after June 15, 2010, and require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

RESULTS OF OPERATIONS

The Company reported earnings for the three months ended March 31, 2005 of $3.8 million, or $.53 per diluted common share, compared to $3.0 million, or $.40 per diluted share, for the same period in 2004, representing an increase of 32.5%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the three months ended March 31, 2005 was 1.29%, compared to 1.16% for the corresponding period in 2004. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the three months ended March 31, 2005 was 17.14%, compared to 13.75% for the corresponding period in 2004.

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning

(21)

assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also determining factors.

The following table provides further analysis of the changes in net interest income:

	The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
	Increase (Decrease)	Increase/(Decrease) Due to (a)
(dollars in thousands)		Rate	Volume
Interest income:
Loans (b)(c)	$3,465	$1,613	$1,852
Investment securities held-to-maturity and securities available-for-sale (c)	271	(139)	410
Federal funds sold and interest-bearing deposits with banks	52	38	14

Total interest income	3,788	1,512	2,276

Interest expense:
Deposits	981	391	590
Borrowings	738	544	194

Total interest expense	1,719	935	784

Net interest income	$2,069	$577	$1,492

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

Net interest income on a tax-equivalent basis increased to $17.3 million for the three months ended March 31, 2005, compared to $13.5 million for the same period in 2004. The increase in tax-equivalent net interest income during 2005 was due in part to an increase in the average tax-equivalent yield on earning assets, from 5.49% for the three months ended March 31, 2004 to 6.07% for the quarter ended March 31, 2005. In addition, the average balance of loans outstanding, net of unearned income and origination costs, increased 14.3% over the quarter ended March 31, 2004, to $979.1 million for 2005. The increase in average loans outstanding is attributed to the Company’s active business development efforts, as well as the relatively low interest rate environment and general economic conditions of the Company’s primary service market.

Interest expense on total interest-bearing liabilities increased $1.7 million, or 66.6%, for the quarter ended March 31, 2005 as compared to the comparable quarter in 2004. The average rate paid on interest-bearing liabilities increased to 2.01% for the first quarter of 2005 from 1.40% for the same period in 2004 primarily due to general increases in market interest rates and growth in higher cost funding sources. The increase in market rates most significantly impacted the cost of money market deposit accounts, increasing to .72% for the first quarter of 2005, compared to .45% for the first quarter of 2004, and the rate paid on short-term borrowings also increased to 2.26% from 0.77% for the three months ended March 31, 2005 and 2004, respectively. At the same time, total average interest-bearing liabilities increased 16.8% from period to period, totaling $867.6 million for the quarter ended March 31, 2005.

The increase in yields earned on earning assets and rates paid on interest-bearing liabilities is due largely to an increase in targeted short-term interest rates, as established by the Federal Reserve Bank (the “FRB”). The FRB increased short-term rates by 125 basis points during the latter half of 2004 and an additional 50 basis points in the first quarter of 2005. Due to the asset-sensitive nature of the Company’s balance sheet (see Market Risk and Interest Rate Sensitivity), increases in market interest rates have resulted in an increase in the Company’s net interest margin, from 4.46% for the quarter ended March 31, 2004 to 4.56% for the same

(22)

quarter of 2005, when presented on a fully tax-equivalent basis. Should short-term interest rates stabilize, management would anticipate pressure on the net interest margin in future periods as the cost of funding sources fully catches up with rate adjustments initiated by the Federal Reserve.

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

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$979,091	$15,664	6.49%	$856,632	$12,199	5.71%
Investment securities held-to-maturity and securities available-for-sale (c)	163,757	1,580	3.91%	122,192	1,309	4.30%
Federal funds sold and interest-bearing deposits with banks	14,109	73	2.10%	9,513	21	0.89%

Total interest-earning assets	1,156,957	17,317	6.07%	988,337	13,529	5.49%

Noninterest-earning assets:
Cash and due from banks	34,205			30,462
Property and equipment, net	6,672			7,289
Other assets	20,609			17,989
Less: allowance for credit losses	(11,792)			(10,975)

Total assets	$1,206,651			$1,033,102

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$86,113	$34	0.16%	$85,917	$27	0.13%
Savings accounts	83,942	54	0.26%	85,108	54	0.26%
Money market accounts	108,957	194	0.72%	109,033	122	0.45%
Certificates of deposit	405,018	2,767	2.77%	314,116	1,865	2.39%
Short-term borrowings	152,754	852	2.26%	128,547	246	0.77%
Long-term borrowings	30,860	398	5.23%	20,000	266	5.35%

Total interest-bearing liabilities	867,644	4,299	2.01%	742,721	2,580	1.40%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	242,659			191,551
Other liabilities	5,756			11,650
Stockholders’ equity	90,592			87,180

Total liabilities and stockholders’ equity	$1,206,651			$1,033,102

Net interest income		$13,018			$10,949

Net interest spread			4.06%			4.09%

Net interest margin			4.56%			4.46%

(a)	Average balances are calculated as the daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $580,000 and $635,000 for the three months ended March 31, 2005 and 2004, respectively.
(c)	Interest is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

(23)

Interest Income

Interest income on a tax-equivalent basis increased $3.8 million, or 28.0%, during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, due to both an increase in the balance of average earning assets and in the yield earned on those assets. Specifically, average loans outstanding increased $122.5 million, or 14.3%, from quarter to quarter. In addition, the average balance of investment securities held-to-maturity and securities available-for-sale increased 34.0% to $163.8 million for the quarter ended March 31, 2005.

Also contributing to the increase in interest income was an increase in the tax-equivalent yield on loans, from 5.71% for the three months ended March 31, 2004 to 6.49% for the comparable period in 2005. Short-term interest rates increased 175 basis points, beginning in the second half of 2004 and continuing into 2005. The Company carries a high percentage of variable rate loans in the portfolio that allows for improvement in loan yields as market rates rise. The total tax-equivalent yield on earning assets increased to 6.07% for the quarter ended March 31, 2005, as compared to 5.49% for the same period in 2004.

Interest Expense

Interest expense increased $1.7 million, or 66.6%, from $2.6 million for the quarter ended March 31, 2004 to $4.3 million for the same period in 2005. The increase in total interest expense is due to both increased average balances as compared to 2004 and higher rates paid on those balances. Specifically, average interest-bearing deposits increased $89.9 million, or 15.1%, as compared to the first quarter of 2004, totaling $684.0 million in 2005. The rate paid on those deposits increased from 1.40% for the three months ended March 31, 2004 to 1.81% for the same period in 2005. Virtually the entire increase in average deposit balances was in certificates of deposit, which alone increased $90.9 million, or 28.9%. The average rate paid on certificates increased in 2005 to 2.77% as compared to 2.39% for the same quarter in 2004, and the rate on money market accounts increased from 0.45% to 0.72%. The rate on short-term borrowings, which primarily consists of short-term promissory notes and securities sold under repurchase agreements, increased substantially from 0.77% for the quarter ended March 31, 2004 to 2.26% for the same quarter in 2005.

Noninterest Income

Noninterest income decreased 7.1% for the three months ended March 31, 2005, from $1.8 million during the first quarter of 2004 to $1.6 million in 2005, due primarily to lower fees charged for services. Fees charged for services decreased by $232,000, or 23.1%, in 2005 as compared to the three months ended March 31, 2004, primarily as a result of a decline in deposit service charges, including lower fees charged on overdraft accounts and commercial analysis accounts. The decline in deposit service charges on accounts related to certain commercial customers was due, in part, to the impact of an increase in the Company’s earnings credit provided to commercial customers, the effect of which increases the amount of fees covered by compensating balances and decreases the amount of fees collected. In addition, fee income from overdraft accounts decreased due to a general decline in related volume and also to the elimination of certain accounts which management viewed as presenting unacceptable risk. An increase in commission revenue on financial services sales of $52,000 partially offset the impact of the decline in fees charged for services. Commission revenue increased in response to higher underlying sales volume as compared to the same period in 2004.

Noninterest Expense

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the three months ended March 31, 2005 totaled $8.0 million, representing an increase of $487,000, or 6.5%, as compared to the first quarter of 2004. Salaries and employee benefits, the largest component of noninterest expense, represented the largest portion of the change, increasing $281,000, or 6.9%, during the first quarter of 2005 as compared to 2004. Salaries and payroll taxes increased $256,000 from period to period due to merit

(24)

increases that were partially offset by a decrease in the average number of full-time equivalent employees from 339 for the quarter ended March 31, 2004 to 328 for the same quarter in 2005. Employee benefits increased by $25,000 from quarter to quarter, primarily reflecting increased health insurance costs, mitigated by reduced costs associated with the Company’s Deferred Compensation Plan, which is largely determined by changes in the price of the Company’s common stock.

Professional fees, primarily reflecting added consulting, legal and audit expenses related to the Sarbanes-Oxley Act of 2002 compliance, increased $110,000, or 67.1%, during the three months ended March 31, 2005 as compared to the same period in 2004. Other noninterest expenses also increased, totaling $861,000 for the quarter ended March 31, 2005 as compared to $686,000 for the same quarter in 2004, an increase of $175,000, or 25.5%. This increase was due primarily to higher recruiting expenses and added costs incurred to support increases in loan and deposit volumes. Equipment and data processing expenses decreased $89,000, or 17.3%, and $66,000, or 12.7%, respectively, as compared to the first quarter 2004, reflecting cost efficiencies realized from the Company’s core processing system conversion in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer, executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective based on their evaluation of these controls and procedures by the Company’s management, including our principal executive officer, executive officer and principal financial and accounting officer, as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table presents the number of shares of the Company’s common stock that the Company repurchased during the quarter ended March 31, 2005 under the October 2000 stock repurchase plan and the average price paid per share purchased.

Period	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program (1)
January 1 – January 31, 2005	—	$—	—	320,004
February 1 – February 28, 2005	218,345	32.20	218,345	101,659
March 1 – March 31, 2005	—	—	—	101,659

	218,345	$32.20	218,345	101,659

(1)	All share purchases were made pursuant to the stock repurchase plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

(25)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 11, 2005, the Board of Directors of the Company declared a $.17 per share cash dividend to common stockholders of record on March 31, 2005, payable April 14, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(10.1)	Form of Qualified Stock Option Agreement under the Columbia 1997 Stock Option Plan

(10.2)	Form of Non-Qualified Stock Option Agreement under the Columbia 1997 Stock Option Plan

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Executive Officer

(31.3)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by the Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 3, 2005, the Company furnished information pursuant to Items 1,2 and 9 of Form 8-K, reporting that it completed a private placement to an institutional investor of $4.0 million of floating-rate trust preferred securities through Columbia Bancorp Statutory Trust II. The placement agreement, among other things, was included by exhibit.

On January 28, 2005 the Company furnished information pursuant to Items 2 and 9 of Form 8-K, reporting fourth quarter and year-end 2004 financial results.

On February 4, 2005, the Company furnished information pursuant to Item 8 of Form 8-K, reporting an agreement to purchase a block of 218,345 shares of its common stock in a private transaction with an unaffiliated third party.

On March 11, 2005, the Company furnished information pursuant to Items 8 and 9 of Form 8-K reporting declaration of a dividend of 17 cents per share, payable April 14, 2005 to shareholders as of March 31, 2005.

On March 25, 2005, the Company furnished information pursuant to Items 1,2 and 9 of Form 8-K, reporting that it completed a private placement to an institutional investor of $6.0 million of floating-rate trust preferred securities through Columbia Bancorp Statutory Trust III. The placement agreement, among other things, was included by exhibit.

On April 25, 2005 the Company furnished information pursuant to Items 2 and 9 of Form 8-K, reporting first quarter 2005 financial results.

(26)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

May 10, 2005	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr.
Chairman and Chief Executive Officer

EXECUTIVE OFFICER:

May 10, 2005	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr.
President and
Chief Operating Officer

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

May 10, 2005	/s/ James P. Radick
Date	James P. Radick
Chief Financial Officer and
Executive Vice President

(27)