Form 10-Q
period 2005-06-30
COLUMBIA BANCORP
filed 2005-08-08
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,932,927 shares as of August 5, 2005.

COLUMBIA BANCORP

(2)

PART I

ITEM 1.	FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$39,474	$30,012
Federal funds sold and interest bearing deposits with other banks	15,299	10,112
Investment securities held-to-maturity (fair value $109,135 in 2005 and $115,964 in 2004)	110,156	116,170
Securities available-for-sale	63,056	47,980
Residential mortgage loans originated for sale	10,219	8,698
Loan receivables:
Real estate - development and construction	412,478	345,375
Commercial	252,881	226,763
Real estate - mortgage:
Residential	19,003	17,272
Commercial	147,212	163,985
Consumer, principally residential lines of credit and second mortgages	196,521	196,198
Other	1,660	668

Total loans	1,029,755	950,261
Less: Unearned income, net of origination costs	187	91
Allowance for credit losses	12,446	11,583

Loans, net	1,017,122	938,587
Property and equipment, net	6,594	6,647
Prepaid expenses and other assets	22,195	20,800

Total assets	$1,284,115	$1,179,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$263,834	$256,132
Interest-bearing deposits	712,657	656,446

Total deposits	976,491	912,578
Short-term borrowings	171,798	135,825
Subordinated debentures	16,496	10,310
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	7,999	7,945

Total liabilities	1,192,784	1,086,658

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 6,932,502 shares at June 30, 2005 and 7,114,267 shares at December 31, 2004	69	71
Additional paid-in-capital	39,275	45,739
Retained earnings	51,738	46,419
Accumulated other comprehensive income	249	119

Total stockholders’ equity	91,331	92,348

Total liabilities and stockholders’ equity	$1,284,115	$1,179,006

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2005 and 2004

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest income:
Loans	$16,998	$12,267	$32,377	$24,289
Investment securities	1,563	1,051	3,053	2,263
Federal funds sold and interest-bearing deposits with other banks	96	90	171	111

Total interest income	18,657	13,408	35,601	26,663

Interest expense:
Deposits	3,597	2,278	6,646	4,346
Borrowings	1,514	477	2,764	989

Total interest expense	5,111	2,755	9,410	5,335

Net interest income	13,546	10,653	26,191	21,328
Provision for credit losses	560	190	810	500

Net interest income after provision for credit losses	12,986	10,463	25,381	20,828

Noninterest income:
Fees charged for services	824	1,041	1,618	2,055
Gains on sales of mortgage loans, net of costs	397	508	749	858
Net loss on other real estate owned	—	(5)	—	(14)
Commissions earned on financial services sales	183	137	375	277
Other	373	216	666	477

Total noninterest income	1,777	1,897	3,408	3,653

Noninterest expense:
Salaries and employee benefits	5,024	3,888	9,351	7,921
Occupancy	938	913	1,936	1,860
Equipment	467	505	891	1,018
Data processing	437	532	889	1,050
Marketing	381	296	738	596
Professional fees	174	174	448	338
Postage	96	93	219	201
Stationery and supplies	110	98	221	213
Cash management services	123	158	231	280
Other	1,017	872	1,878	1,600

Total noninterest expense	8,767	7,529	16,802	15,077

Income before income taxes	5,996	4,831	11,987	9,404
Income tax provision	2,154	1,718	4,316	3,310

Net income	$3,842	$3,113	$7,671	$6,094

Per common share data:
Net income: Basic	$0.56	$0.43	$1.10	$0.85
Diluted	0.54	0.42	1.06	0.82
Cash dividends declared	0.17	0.15	0.34	0.30

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 and 2004

(dollars in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2004	$71	$45,739	$46,419	$119	$92,348
Comprehensive income
Net income	—	—	7,671	—	7,671
Unrealized gain on securities available-for-sale, net of $84 tax effect (unrealized gains on securities of $214)	—	—	—	130	130

Total comprehensive income					7,801
Cash dividends declared on common stock	—	—	(2,352)	—	(2,352)
Exercise of options for 36,580 shares of common stock	—	565	—	—	565
Purchase 218,345 shares of common stock	(2)	(7,029)	—	—	(7,031)

Balances at June 30, 2005	$69	$39,275	$51,738	$249	$91,331

Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449
Comprehensive income
Net income	—	—	6,094	—	6,094
Unrealized loss on securities available-for-sale, net of $62 tax effect (unrealized losses on securities of $156)	—	—	—	(94)	(94)

Total comprehensive income					6,000
Cash dividends declared on common stock	—	—	(2,149)	—	(2,149)
Exercise of options for 22,406 shares of common stock	—	331	—	—	331
Purchase of 55,596 shares of common stock	(1)	(1,591)	—	—	(1,592)

Balances at June 30, 2004	$71	$46,626	$41,506	$(164)	$88,039

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$7,671	$6,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	745	993
Amortization of loan fee income	(1,341)	(1,248)
Provision for credit losses	810	500
Gains on sales of mortgage loans, net of costs	(749)	(859)
Loss on sales/disposals of other assets	—	7
Gain on sales of investment securities	(15)	—
Proceeds from sales of residential mortgage loans originated for sale	64,055	74,338
Disbursements for residential mortgage loans originated for sale	(64,827)	(74,740)
Loan fees deferred, net of origination costs	1,438	1,095
Increase in prepaid expenses and other assets	(1,350)	(981)
Increase (decrease) in accrued expenses and other liabilities	85	(1,182)

Net cash provided by operating activities	6,522	4,017

Cash flows provided by (used in) investing activities:
Net increase in loans	(97,528)	(73,689)
Loan purchases	(7,855)	(12,720)
Loan sales	25,941	21,389
Purchases of investment securities held-to-maturity	(3,000)	(38,431)
Purchases of securities available-for-sale	(26,751)	(2,663)
Proceeds from maturities and principal repayments of investment securities held-to-maturity	9,025	45,952
Proceeds from maturities and principal repayments of securities available-for-sale	8,889	6,383
Proceeds from sales of securities available-for-sale	2,981	—
Purchases of property and equipment	(668)	(509)
Increase in cash surrender value of life insurance	(130)	(129)

Net cash used in investing activities	(89,096)	(54,417)

Cash flows provided by (used in) financing activities:
Net increase in deposits	63,913	103,393
Increase (decrease) in short-term borrowings	35,973	(13,321)
Proceeds from issuance of subordinated debentures	6,186	6,186
Cash dividends distributed on common stock	(2,383)	(2,154)
Cash paid to repurchase common stock	(7,031)	(1,592)
Net proceeds from stock options exercised	565	331

Net cash provided by financing activities	97,223	92,843

Net increase in cash and cash equivalents	14,649	42,425
Cash and cash equivalents at beginning of period	40,124	39,343

Cash and cash equivalents at end of period	$54,773	$81,768

Supplemental information:
Interest paid on deposits and borrowings	$9,137	$5,300
Income taxes paid	4,980	3,740
Transfer of loans to other real estate owned	—	250

See accompanying notes to consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and six months

ended June 30, 2005 and 2004 is unaudited)

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

The consolidated financial statements include the accounts of the Company’s subsidiary, The Columbia Bank, and The Columbia Bank’s wholly-owned subsidiaries, McAlpine Enterprises, Inc., Columbia Leasing, Inc., Howard I, LLP and Howard II, LLP (collectively, the “Bank”). All significant intercompany balances and transactions have been eliminated. During 2004 and 2005, the Company formed three wholly-owned trusts for the purpose of issuing trust preferred securities. These trusts, Columbia Bancorp Statutory Trust I, Columbia Bancorp Statutory Trust II and Columbia Bancorp Statutory Trust III are not included in the consolidated financial statements of the Company, in accordance with Financial Accounting Standards Board Interpretation No. 46.

The consolidated financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “Allowance”), other than temporary impairment of investment securities and deferred tax assets.

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

(7)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$3,842	$3,113	$7,671	$6,094
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Stock-based employee compensation expense determined under fair value method, net of related tax effects	92	81	166	163

Pro forma net income	$3,750	$3,032	$7,505	$5,931

Net income per common share:
Basic: As reported	$0.56	$0.43	$1.10	$0.85
Pro forma	0.54	0.42	1.08	0.83
Diluted: As reported	0.54	0.42	1.06	0.82
Pro forma	0.52	0.41	1.04	0.80

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held-to-maturity and securities available-for-sale at June 30, 2005 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held-to-maturity:
Federal agency securities	$107,676	$7	$1,047	$106,636
Mortgage-backed securities	481	19	—	500
Collateralized mortgage obligations	1,999	—	—	1,999

Total	$110,156	$26	$1,047	$109,135

Investment securities available-for-sale:
Federal agency securities	$24,314	$46	$34	$24,326
Mortgage-backed securities	25,431	127	220	25,338
Trust preferred stocks	8,167	21	182	8,006
Other equity securities	1,119	674	21	1,772
Investment in Federal Home Loan
Bank stock	3,614	—	—	3,614

Total	$62,645	$868	$457	$63,056

(8)

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

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agency securities	$103,953	$888	$12,307	$193	$116,260	$1,081
Mortgage-backed securities	6,150	74	9,671	146	15,821	220
Trust preferred stocks	—	—	6,037	182	6,037	182

Total debt securities	110,103	962	28,015	521	138,118	1,483
Equity securities	—	—	334	21	334	21

Total temporarily impaired securities	$110,103	$962	$28,349	$542	$138,452	$1,504

The unrealized losses in the investment portfolio change as market rates change. The average lives of certain callable agency securities will be extended as rates increase, as call options on these securities will probably not be exercised. The value of those securities will, therefore, decline since the opportunity to reinvest at higher rates will be delayed. Mortgage-backed securities in an unrealized loss position are the pools that have low relative coupon rates and, as mortgage rates have risen, prepayments, or refinancing of underlying mortgages, has somewhat slowed. Trust preferred securities that are valued below amortized cost have variable rates and reprice quarterly, which, theoretically, should limit the market value fluctuations as rates change. Losses reflected are primarily due to current market conditions in which new issues of variable rate trust preferred securities have been priced at wider spreads than those in the portfolio. Reported losses will decline if spreads for new issues decline. The investment in equity securities represents an investment in the common stock of a de novo bank located in the Company’s marketplace. The unrealized loss has been steadily declining as earnings have improved.

The reported unrealized gain or loss in the Company’s investment portfolio is primarily rate driven. The Company has the intent and ability to hold all of the securities to maturity. The average life of the portfolio is approximately 2.3 years, a relatively short portfolio by industry standards. The average life of the agency portfolio, which constitutes more than 75% of the total portfolio, is approximately 17 months. Management has, therefore, determined that the unrealized losses in the investment portfolio are temporary in nature.

(9)

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended June 30,
	2005		2004
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$3,842	$3,842	$3,113	$3,113

Weighted average shares outstanding	6,922	6,922	7,171	7,171
Dilutive securities	—	251	—	234

Adjusted weighted average shares used in EPS computation	6,922	7,173	7,171	7,405

Net income per common share	$0.56	$0.54	$0.43	$0.42

	Six Months Ended June 30,
	2005		2004
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$7,671	$7,671	$6,094	$6,094

Weighted average shares outstanding	6,953	6,953	7,176	7,176
Dilutive securities	—	255	—	246

Adjusted weighted average shares used in EPS computation	6,953	7,208	7,176	7,422

Net income per common share	$1.10	$1.06	$0.85	$0.82

Antidilutive stock options excluded from the computation of earnings per share were 46,540 for the three months and six months ended June 30, 2005. Antidilutive stock options excluded from the computation of earnings per share were 89,830 for the three months and six months ended June 30, 2004.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit. Credit risk is the possibility of sustaining a loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit. The Company’s exposure to credit risk is represented by the contractual amounts of those financial instruments. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2005 whose contract amounts represent potential credit risk is as follows:

(dollars in thousands)	June 30, 2005
Commitments to extend credit (a)	$548,378
Standby letters of credit	23,058

(a)	Includes all unused lines of credit totaling $468.7 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $79.7 million.

(10)

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

NOTE 5 - NEW ACCOUNTING STANDARDS

In November 2003, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on EITF 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The recognition and measurement guidelines provided by the Consensus were scheduled to take effect in reporting periods beginning after June 15, 2004. The FASB, however, has delayed the effective date for the requirement to record the impairment losses under EITF 03-1. The Company has implemented the guidelines of this Consensus (see note 2). Adoption of the Consensus did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), effective for the first reporting period that begins after June 15, 2005. SFAS No. 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R eliminates the alternative to apply the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

(11)

Stock Issued to Employees” intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is evaluating the requirements of implementation and plans to adopt the provisions beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on the Company’s financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123R and to enhance the information received by investors and other users of the financial statements. The Company will consider the guidance provided by SAB 107 as it implements SFAS 123R by January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. Management believes that the adoption of the provisions of SFAS 154 will not have a material impact on the Company’s financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On July 26, 2005, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Fulton Financial Corporation (“Fulton”). Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Fulton, with Fulton surviving, and all of the outstanding shares of common stock of the Company (“Company Common Stock”) will be converted into the right to receive shares of common stock of Fulton (“Fulton Common Stock”), cash, or a combination of both. Following the Merger, the Company’s wholly-owned banking subsidiary, The Columbia Bank, a Maryland corporation (the “Bank”) and certain other subsidiaries of the Company and the Bank will continue operations as subsidiaries of Fulton. Under the terms of the Merger Agreement, each share of Company Common Stock will be, at the Effective Time (as defined in the Merger Agreement) of the Merger and at the election of the holder exchanged for (i) 2.325 shares of Fulton Common Stock; (ii) cash of $42.48; or (iii) a combination of (i) and (ii). This election is subject to proration so that, in the aggregate, a minimum of 20% and a maximum of 50% of total consideration for the shares of Company Common Stock will be paid in cash.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by applicable bank regulatory authorities and the approval of the Merger and the Merger Agreement by the stockholders of the Company. In connection with the execution and delivery of the Merger Agreement, the Company issued Fulton a warrant to acquire up to 1,881,809 shares (subject to adjustment) of Company Common Stock at an exercise price of $37.26 per share, such warrant to be exercisable only upon the occurrence of certain events. Assuming that all conditions are satisfied without unexpected delay, it is anticipated that the Merger will be consummated in the first quarter of 2006.

(12)

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

Part I – Note 2. Investments

•	Statement regarding anticipated changes in the fair value of securities in relation to market rates.

Part I – Note 4. Commitments and Contingent Liabilities

•	Statement regarding the impact on the Company of routine legal proceedings.

•	Statements regarding future cash requirements of commitments to extend credit.

Part I – Note 5. New Accounting Standards

•	Statements regarding the possible impact on the Company’s financial statements of new accounting standards.

Part I – Note 6. Subsequent Events

•	Statement anticipating completion of the Merger with Fulton in the first quarter of 2006.

Part I – Item 2. Liquidity

•	Statements regarding future cash requirements of commitments to extend credit.

•	Statement regarding the anticipation that the Company will continue to experience long-term growth in customer funding sources.

•	Statement regarding volatility of title company account balances.

Part I – Item 2. Market Risk and Interest Rate Sensitivity

•	Statements regarding challenges facing management in terms of interest rates and overall management of the net interest margin.

Part I – Item 2. Material Changes in Financial Condition

•	Statement regarding the Company’s belief concerning future loan growth.

•	Statement regarding the possibility that potential problem loans could be reclassified in the future as nonperforming or impaired loans.

Part I – Item 2. Results of Operations

•	Statement regarding the possible impact on the net interest margin of future actions taken, or lack thereof, by the Federal Reserve Bank.

Part II – Item 1. Legal Proceedings

•	Statement regarding the impact on the Company of routine legal proceedings.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements due to a variety of factors, including interest rate fluctuations, a deterioration of economic conditions in the Baltimore/Washington metropolitan area, a downturn in the real estate market, losses from impaired loans, an increase in nonperforming assets, potential exposure to environmental laws, changes in federal and state bank laws and regulations, the highly competitive nature of the banking industry, a loss of key personnel, changes in accounting standards and other risks described in the Company’s filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Past results of operations may not be indicative of future results. Columbia Bancorp undertakes no obligation to update or revise the information contained in this Quarterly Report whether as a result of new information, future events or circumstances or otherwise.

(13)

THE COMPANY

Columbia Bancorp was formed November 16, 1987 and is a Maryland chartered bank holding company. The Company holds all of the issued and outstanding shares of common stock of the Bank. The Bank is a Maryland trust company that engages in general commercial banking operations. The Bank provides a full range of financial services to individuals, businesses and organizations through 24 branch banking offices, as well as mortgage and commercial loan origination offices and 28 Automated Teller Machines. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company considers its core markets to be the communities within the Baltimore/Washington corridor, particularly the counties of Howard, Baltimore, Montgomery, Prince George’s and Baltimore City.

SUBSEQUENT EVENTS

On July 26, 2005, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Fulton Financial Corporation (“Fulton”). Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Fulton, with Fulton surviving, and all of the outstanding shares of common stock of the Company (“Company Common Stock”) will be converted into the right to receive shares of common stock of Fulton (“Fulton Common Stock”), cash, or a combination of both. Following the Merger, the Company’s wholly-owned banking subsidiary, The Columbia Bank, a Maryland corporation (the “Bank”) and certain other subsidiaries of the Company and the Bank will continue operations as subsidiaries of Fulton. Under the terms of the Merger Agreement, each share of Company Common Stock will be, at the Effective Time (as defined in the Merger Agreement) of the Merger and at the election of the holder exchanged for (i) 2.325 shares of Fulton Common Stock; (ii) cash of $42.48; or (iii) a combination of (i) and (ii). This election is subject to proration so that, in the aggregate, a minimum of 20% and a maximum of 50% of total consideration for the shares of Company Common Stock will be paid in cash.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by applicable bank regulatory authorities and the approval of the Merger and the Merger Agreement by the stockholders of the Company. In connection with the execution and delivery of the Merger Agreement, the Company issued Fulton a warrant to acquire up to 1,881,809 shares (subject to adjustment) of Company Common Stock at an exercise price of $37.26 per share, such warrant to be exercisable only upon the occurrence of certain events. Assuming that all conditions are satisfied without unexpected delay, it is anticipated that the Merger will be consummated in the first quarter of 2006.

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of June 30, 2005:

(dollars in thousands)	Amount	Percent
Real estate – development and construction	$412,478	40.0%
Commercial	252,881	24.6
Real estate – mortgage:
Residential	19,003	1.8
Commercial	147,212	14.3
Consumer (a)	196,521	19.1
Other	1,660.2

Total loans	$1,029,755	100.0%

(a)	Includes $191.5 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $412.5 million at June 30, 2005. See “Material Changes in Financial Condition” for a breakdown of real estate development and construction loans by type.

(14)

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

At June 30, 2005, $252.9 million, or 24.6%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include inventory, equipment, accounts receivable or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is real estate development and construction, which comprises 14.0% of the total loan portfolio. Financial and professional service companies represent 13.6% of the commercial loan portfolio. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. The next 13.2% is comprised of companies in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others. Wholesale trade companies represent 10.2% of the portfolio. No other industry accounted for more than 10% of the total commercial loan portfolio at June 30, 2005.

The Company also originates mortgage loans secured by commercial real estate. At June 30, 2005, $147.2 million, or 14.3% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally include investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At June 30, 2005, $91.4 million, or 62.1%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $55.8 million, or 37.9%, of total commercial mortgage loans at June 30, 2005. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less.

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

At June 30, 2005, $196.5 million, or 19.1%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $172.0 million and $19.5 million, respectively, at June 30, 2005.

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

(15)

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At June 30, 2005, $19.0 million, or 1.8%, of the Company’s total loans consisted of residential mortgage loans. Virtually all of the residential mortgage loans included in the Company’s loan portfolio at June 30, 2005 carried a fixed rate of interest.

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

At June 30, 2005, other loans totaled $1.7 million, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

Liquidity

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in the Company’s investment portfolio and available lines of credit with the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank (“the FRB”), which require pledged collateral. There can be no assurances, however, that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on the Company’s ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $548.4 million at June 30, 2005. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $263.8 million, or 48.1% of the $548.4 million, are generally short-term in nature, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commercial commitments to extend credit and unused lines of credit totaled $123.7 million, or 22.6% of the $548.4 million, at June 30, 2005 and generally do not extend for more than 12 months. At June 30, 2005, available home equity lines totaled $144.4 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant residential mortgage refinancing activity, as experienced in 2003, 2002 and 2001. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2004, total title company relationships accounted for $65.3 million, or 6.4% of the total customer funding of $1.0 billion. At June 30, 2005, total title company relationships accounted for $86.3 million, or 7.6% of the total customer funding of $1.1 billion. The Company expects these title company balances to follow recent trends for the remainder of 2005.

(16)

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to volatility. At June 30, 2005, total customer funding was $1.1 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $812.4 million, or 71.4% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at June 30, 2005, totaled $29.1 million at June 30, 2005, and federal funds sold and interest-bearing deposits with banks were $15.3 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line of $248 million, equal to 20% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at June 30, 2005 to permit borrowing of up to $227.4 million, and outstanding advances totaled $28.0 million. The Bank also has an established borrowing capacity at the FRB. At June 30, 2005, the Bank had pledged sufficient collateral to borrow up to $33.2 million from the FRB; no balances were outstanding on that date. The Company and the Bank also have available lines of credit with other banks totaling $25.0 million. At June 30, 2005, the Company had an outstanding balance of $320,000 on one of these lines.

Capital Resources

Total stockholders’ equity was $91.3 million at June 30, 2005, representing a decrease of $1.0 million from December 31, 2004. The decline in stockholders’ equity in the first six months of 2005 was primarily attributable to the purchase of 218,000 shares of the Company’s common stock, which decreased paid-in-capital by $7.0 million. Earnings of the Company for the six months ended June 30, 2005 produced a $7.7 million increase in retained earnings, offset by dividends declared on common stock of $2.4 million.

Dividends declared for the six months ended June 30, 2005 were $2.4 million, or $.34 per share, compared to $2.1 million, or $.30 per share, for the same period in 2004.

The following table summarizes the Company’s risk-based capital ratios:

	June 30, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk-based capital ratios:
Tier 1 capital	9.71%	9.74%	4.00%
Total capital	10.85	10.85	8.00
Tier 1 leverage ratio	8.57	8.76	4.00

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

(17)

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2005 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 8.15%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at June 30, 2005. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

(dollars in thousands)	One Year Or Less	After One Through Three Years	After Three Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$15,299	$—	$—	$15,299
Investment securities held-to-maturity and securities available-for-sale	29,120	116,985	27,107	173,212
Loans, exclusive of nonaccrual loans	804,362	49,239	175,111	1,028,712

Interest-earning assets	848,781	166,224	202,218	1,217,223

Interest-bearing liabilities:
Interest-bearing deposits	555,847	144,281	12,529	712,657
Other borrowings	188,294	—	20,000	208,294

Interest-bearing liabilities	744,141	144,281	32,529	920,951

Interest sensitivity gap	$104,640	$21,943	$169,689	$296,272

Cumulative interest sensitivity gap	$104,640	$126,583	$296,272

Cumulative interest sensitivity gap as a percent of total assets	8.15%	9.86%	23.07%

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

(18)

(“FFIEC”). Penalty-free certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion of these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity dates.

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings over a one-year time horizon and in the market value of portfolio equity, captures optionality factors such as call features embedded in the investment portfolio and caps or floors embedded in loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on March 31, 2005 data, the simulation analysis provided the following profile of the Company’s interest rate risk measured over a one year time horizon, assuming a parallel shift in the treasury yield curve:

	Immediate Rate Change
	+200BP	-200BP	Policy
Net interest income	5.31%	-7.15%	+/-15.0%
Economic value of equity	-6.17%	-2.68%	+/-20.0%

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

(dollars in thousands)	June 30, 2005	December 31, 2004	Change	Annualized % Change
Real estate – development and construction	$412,478	$345,375	$67,103	39.2%
Commercial	252,881	226,763	26,118	23.2
Real estate – mortgage:
Residential	19,003	17,272	1,731	20.2
Commercial	147,212	163,985	(16,773)	(20.6)
Consumer	196,521	196,198	323.3
Other	1,660	668	992	299.5

Total loans	$1,029,755	$950,261	$79,494	16.9%

The strong loan growth experienced during 2004 continued into the first half of 2005, as total loans increased $79.5 million from December 31, 2004 to June 30, 2005, or 16.9% if presented on an annualized basis. This increase was supported by the real estate development and construction loan portfolio and the

(19)

commercial loan portfolio, which demonstrated growth on an annualized basis of 39.2% and 23.2%, respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $412.5 million, or 40.0%, of the total loan portfolio at June 30, 2005. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2004 to June 30, 2005:

(dollars in thousands)	June 30, 2005	December 31, 2004	Change
Residential construction (a)	$177,504	$139,417	$38,087
Residential land development	99,904	88,385	11,519
Land acquisition (b)	73,152	69,238	3,914
Commercial construction	61,918	48,335	13,583

	$412,478	$345,375	$67,103

(a)	Includes loans to individuals for construction of primary personal residences totaling $48.9 million at June 30, 2005 and $49.0 million at December 31, 2004.

(b)	Includes loans to individuals for the purchase of residential building lots totaling $14.4 million at June 30, 2005 and $14.9 million at December 31, 2004; loans for the acquisition of property for residential development totaling $34.6 million at June 30, 2005 and $33.2 million at December 31, 2004; and loans for the acquisition of property for commercial development totaling $24.2 million at June 30, 2005 and $21.1 million at December 31, 2004.

The $67.1 million increase in the real estate development and construction portfolio was due to continued strength in the Company’s primary lending market, which, along with vigorous marketing efforts, has produced healthy loan growth. The Company believes that the expansion of real estate development and construction loan portfolio accomplished in the first half of 2005 will continue during the remainder of the year due to healthy market conditions in the Bank’s primary lending area, relatively low interest rates and continued business development efforts.

Commercial loans, including commercial mortgage loans, increased slightly during the six month period, increasing a total of $9.3 million as the result of continued growth in the commercial portfolio offset by a decrease in commercial mortgage loans as a result of normal payoff activity in excess of new loan volume.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans (a)	$1,043	$614	$1,095
Other real estate owned	—	—	250

Total nonperforming assets	$1,043	$614	$1,345

Accruing loans past-due 90 days or more	$128	$31	$91

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At June 30, 2005, nonaccrual loans totaled $1.0 million, comprised primarily of five commercial relationships with loans totaling $997,000, of which $307,000 is guaranteed by the Small Business Administration. Also included in nonaccrual loans were a consumer loan carried at $3,000 and one residential mortgage loan carried at $43,000.

(20)

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At June 30, 2005, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $8.5 million, of which $864,000 is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest is a commercial loan relationship totaling $3.6 million that is secured by real estate, the best use of which is residential development, with an appraised value in excess of the carrying value of the loan. Another commercial loan included in potential problem loans is carried at $2.9 million and is secured by residential land with an appraised value in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

Impaired loans at June 30, 2005 totaled $997,000, of which $650,000 related to a collateral dependent loan. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At June 30, 2005, specific reserves assigned to impaired loans totaled $151,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $560,000 and $810,000 for the three months and six months ended June 30, 2005, as compared to $190,000 and $500,000 for the same periods in 2004. Although overall loan quality remained very strong, the provision for credit losses increased in an amount proportionate to the incremental inherent risk associated with growth in total loans. As a percentage of total assets, nonperforming assets and past due loans at June 30, 2005 were .09%, compared to .13% at June 30, 2004. The Company also recorded net recoveries of $53,000 during the first six months of 2005 compared to net charge-offs of $87,000 for the same period in 2004. There were no changes in loan concentrations or terms during the periods indicated which significantly affected the provision or the Allowance.

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

(21)

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At June 30, 2005, the Allowance was 1.21% of total loans, net of unearned income. The Allowance at June 30, 2005 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
Allowance for credit losses - beginning of period	$11,583	$10,828
Provision for credit losses	810	500
Charge-offs	(88)	(241)
Recoveries	141	154

Allowance for credit losses – end of period	$12,446	$11,241

Allowance as a percentage of loans receivable, net of unearned income	1.21%	1.25%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more	1,062.85%	947.81%

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of June 30, 2005, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $82,000. This reserve, like the Allowance, is reviewed regularly to establish a best estimate and is included in accrued expenses and other liabilities on the balance sheet.

Subordinated Debentures:

On March 24, 2005, a trust formed by the Company issued $6.0 million of trust preferred securities at an initial variable interest rate of 4.86%, where the interest rate will reset quarterly. These long-term borrowings, which bear a maturity date of June 15, 2035, may be redeemed at any time after June 15, 2010, and require quarterly distributions by the trust to the holder of the trust preferred securities. The notes are subordinated to the prior

(22)

payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

RESULTS OF OPERATIONS

The Company reported earnings for the six months ended June 30, 2005 of $7.7 million, or $1.06 per diluted common share, compared to $6.1 million, or $.82 per diluted share, for the same period in 2004, representing an increase of 29.3%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the six months ended June 30, 2005 was 1.26%, compared to 1.16% for the corresponding period in 2004. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the six months ended June 30, 2005 was 17.11%, compared to 13.93% for the corresponding period in 2004.

Net Interest Income

Three Months Ended June 30, 2005:

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of the Company’s earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board (the “Federal Reserve”), are also determining factors.

Net interest income on a tax-equivalent basis increased to $13.8 million for the three months ended June 30, 2005, from $10.9 million for the same period in 2004, representing growth of 26.7%. The improvement in tax-equivalent net interest income during 2005 was due in large part to an increase in the average tax-equivalent yield on earning assets, from 5.38% for the quarter ended June 30, 2004 to 6.35% for the quarter ended June 30, 2005. The benefit realized from increased yields on earning assets was somewhat mitigated by higher rates paid on interest-bearing deposits and borrowings, which increased from 1.46% for the three months ended June 30, 2004 to 2.26% for the same period in 2005. As a result, the tax equivalent net interest margin increased to 4.64% for the quarter ended June 30, 2005, as compared to 4.29% for the comparable quarter in 2004. For more information on net interest income on a tax-equivalent basis, see the tables beginning on page 25.

Interest income on a tax-equivalent basis totaled $19.0 million for the three months ended June 30, 2005, representing an increase of $5.3 million, or 38.5%, as compared to the same period in 2004. Income on loans, net of unearned income, demonstrated the strongest growth, increasing $4.8 million, or 38.2% from quarter to quarter, as a result of both higher average balances and higher weighted average yields. Specifically, the average tax-equivalent yield on loans, net of unearned income, increased from 5.68% for the three months ended June 30, 2004 to 6.83% for the same period in 2005. In addition, the average balance of loans outstanding, net of unearned income, increased 14.6% over the quarter ended June 30, 2004, to $1.0 billion for 2005. The increase in average loans outstanding is attributed to the Company’s active business development efforts, as well as the general economic conditions of the Company’s primary service market. The average balance of investment securities also increased from quarter to quarter, growing from $103.4 million at June 30, 2004 to $172.8 million at June 30, 2005. That increase in volume, however, was mitigated by a lower tax-equivalent yield as matured or called securities were replaced by lower yielding securities. Specifically, $7.8 million in trust preferred securities yielding, on average, 9.1% were called, either during or prior to the three months ended June 30, 2005.

Interest expense on total interest-bearing liabilities increased $2.4 million, or 85.5%, for the quarter ended June 30, 2005 as compared to the comparable quarter in 2004. The average rate paid on interest-bearing liabilities increased to 2.26% for the second quarter of 2005, from 1.46% for the same period in 2004, primarily due to general increases in market interest rates and growth in higher cost funding sources. The increase in market rates most significantly impacted the cost of money market deposit accounts, which increased from .45% to .91% quarter to quarter, certificates of deposit, which increased from 2.39% to 2.96%,

(23)

and short-term borrowings, which increased from .77% to 2.66% from quarter to quarter. At the same time, total average interest-bearing liabilities increased 19.4% from period to period, totaling $905.1 million for the quarter ended June 30, 2005.

The increase in the yields on earning asset and the cost of interest-bearing liabilities is due largely to an increase in targeted short-term interest rates, as established by the Federal Reserve Bank (the “FRB”). The FRB increased short-term rates by 125 basis points during the latter half of 2004 and an additional 100 basis points in the first six months of 2005. Due to the asset-sensitive nature of the Company’s balance sheet (see Market Risk and Interest Rate Sensitivity), increases in market interest rates have resulted in an increase in the Company’s net interest margin, from 4.29% for the quarter ended June 30, 2004 to 4.64% for the same quarter of 2005, when presented on a fully tax-equivalent basis. Should short-term interest rates stabilize, management would anticipate pressure on the net interest margin in future periods as the cost of funding sources fully catches-up with rate adjustments initiated by the Federal Reserve.

Six Months Ended June 30, 2005:

Net interest income on a tax-equivalent basis totaled $26.9 million for the six months ended June 30, 2005, representing an increase of $5.0 million, or 22.8%, as compared to the same period in 2004. The improvement in tax-equivalent net interest income during 2005 was due to an increase in the average tax-equivalent yield on earning assets, from 5.44% for the six months ended June 30, 2004 to 6.21% for the six months ended June 30, 2005, as well as an increase of $172,000, or 17.1% in the average balance of interest-earning assets. These improvements in earning assets were mitigated by higher rates paid on interest-bearing liabilities, from 1.43% in 2004 to 2.14% in 2005, and increased outstanding balances for interest-bearing deposits and borrowings. As a result, the tax-equivalent net interest margin increased from 4.38% for the six months ended June 30, 2004 to 4.60% for the six months ended June 30, 2005.

Interest income on a tax-equivalent basis totaled $36.3 million for the six months ended June 30, 2005, representing an increase of $9.1 million over the same period in 2004. The primary driver for this growth was the increase in the yield on loans, net of unearned income. Specifically, the average tax-equivalent yield on net loans, the Company’s most significant interest-earning asset, increased from 5.70% for the six months ended June 30, 2004 to 6.66% for the same period in 2005. In addition, the average balance of net loans outstanding increased 14.4% in 2005 to $994.6 million. Average investment securities increased 49.2% as compared to the six months ended June 30, 2004, to $168.3 million. That increase in volume, however, was mitigated by a lower tax-equivalent yield as matured or called securities were replaced by lower yielding securities. Specifically, during the twelve-month period ending June 30, 2005, $36.8 million in securities yielding 4.6% were called or matured, and securities totaling $98.5 million were purchased at an average yield of 3.6%.

Interest expense on total interest-bearing liabilities totaled $9.4 million at June 30, 2005, increasing $4.1 million, or 76.4%, as compared to the six months ended June 30, 2004. The average rate paid on interest-bearing liabilities increased to 2.14% for the second half of 2005, from 1.43% for the same period in 2004, primarily due to general increases in market interest rates and growth in higher cost funding sources. Specifically, the average outstanding balance of certificates of deposit increased $92.0 million, or 27.8%, during the six months ended June 30, 2005 as compared to the same period in 2004. At the same time, the weighted average rate paid on those deposits increased from 2.38% in 2004 to 2.87% in 2005. Similarly, the average balance of short-term borrowings increased from $117.3 million for the six months ended June 30, 2004 to $154.1 million in 2005, while the average rate paid on those borrowings increased from .77% in 2004 to 2.46% in 2005.

(24)

The following table provides further analysis of the changes in net interest income:

	Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004			Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
	Increase (Decrease)	Increase (Decrease) Due to (a)		Increase (Decrease)	Increase (Decrease) Due to (a)
(dollars in thousands)		Rate	Volume		Rate	Volume
Interest income:
Loans (b)(c)	$8,222	$4,394	$3,828	$4,758	$2,787	$1,971
Investment securities held-to-maturity and securities available-for-sale (c)	777	(316)	1,093	508	(174)	682
Federal funds sold and interest-bearing deposits with banks	60	118	(58)	6	88	(82)

Total interest income	9,059	4,196	4,863	5,272	2,701	2,571

Interest expense:
Deposits	2,300	1,096	1,204	1,318	708	610
Borrowings	1,775	1,242	533	1,038	692	346

Total interest expense	4,075	2,338	1,737	2,356	1,400	956

Net interest income	$4,984	$1,858	$3,126	$2,916	$1,301	$1,615

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(b)	Includes interest on loans originated for sale.

(c)	Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$1,009,992	$17,204	6.83%	$881,598	$12,446	5.68%
Investment securities held-to-maturity and securities available-for-sale (c)	172,833	1,653	3.84%	103,384	1,145	4.45%
Federal funds sold and interest-bearing deposits with banks	14,296	96	2.69%	37,521	90	0.96%

Total interest-earning assets	1,197,121	18,953	6.35%	1,022,503	13,681	5.38%

Noninterest-earning assets:
Cash and due from banks	35,702			34,662
Property and equipment, net	6,720			7,075
Other assets	21,510			18,667
Less: allowance for credit losses	(12,135)			(11,114)

Total assets	$1,248,918			$1,071,793

(25)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$87,262	$35	0.16%	$89,308	$33	0.15%
Savings accounts	84,328	73	0.35%	85,573	57	0.27%
Money market accounts	100,272	228	0.91%	108,624	121	0.45%
Certificates of deposit	441,267	3,261	2.96%	348,394	2,068	2.39%
Short-term borrowings	155,492	1,030	2.66%	105,985	204	0.77%
Long-term borrowings	36,496	484	5.32%	20,462	272	5.35%

Total interest-bearing liabilities	905,117	5,111	2.26%	758,346	2,755	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,056			221,033
Other liabilities	7,530			3,671
Stockholders’ equity	90,215			88,743

Total liabilities and stockholders’ equity	$1,248,918			$1,071,793

Net interest income – tax equivalent (d)		13,842			10,926
Tax equivalent adjustment to interest income		(296)			(273)

Net interest income		$13,546			$10,653

Net interest spread – tax equivalent (d)			4.09%			3.92%

Net interest margin – tax equivalent (d)			4.64%			4.29%

(a)	Average balances are calculated as daily average balances.

(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $761,000 and $606,000 for the quarters ended June 30, 2005 and 2004, respectively.

(c)	Interest is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

(26)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$994,627	$32,867	6.66%	$869,115	$24,645	5.70%
Investment securities held-to-maturity and securities available-for-sale (c)	168,320	3,232	3.87%	112,788	2,455	4.38%
Federal funds sold and interest-bearing deposits with banks	14,203	171	2.43%	23,517	111	0.95%

Total interest-earning assets	1,177,150	36,270	6.21%	1,005,420	27,211	5.44%

Noninterest-earning assets:
Cash and due from banks	34,958			32,562
Property and equipment, net	6,696			7,182
Other assets	21,062			18,329
Less: allowance for credit losses	(11,964)			(11,045)

Total assets	$1,227,902			$1,052,448

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$86,691	$69	0.16%	$87,612	$60	0.14%
Savings accounts	84,136	127	0.30%	85,341	111	0.26%
Money market accounts	104,590	422	0.81%	108,828	243	0.45%
Certificates of deposit	423,242	6,028	2.87%	331,255	3,932	2.38%
Short-term borrowings	154,131	1,882	2.46%	117,267	451	0.77%
Long-term borrowings	33,694	882	5.28%	20,231	538	5.34%

Total interest-bearing liabilities	886,484	9,410	2.14%	750,534	5,335	1.43%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	244,367			206,292
Other liabilities	6,649			7,662
Stockholders’ equity	90,402			87,960

Total liabilities and stockholders’ equity	$1,227,902			$1,052,448

Net interest income – tax equivalent (d)		26,860			21,876
Tax equivalent adjustment to interest income		(669)			(548)

Net interest income		$26,191			$21,328

Net interest spread – tax equivalent (d)			4.07%			4.01%

Net interest margin – tax equivalent (d)			4.60%			4.38%

(a)	Average balances are calculated as daily average balances.

(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $1.3 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.

(c)	Interest is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

(27)

Noninterest Income

Noninterest income decreased $120,000 for the three months ended June 30, 2005, as compared to the same quarter in 2004, totaling $1.8 million. This decrease was due primarily to lower fees charged for services, which decreased by $217,000, or 20.8%, in 2005 as compared to the three months ended June 30, 2004, primarily as a result of a decline in deposit service charges, including lower fees charged on overdraft accounts and commercial analysis accounts. The decline in deposit service charges on accounts related to certain commercial customers was due, in part, to the impact of an increase in the Company’s earnings credit provided to commercial customers, the effect of which increases the amount of fees covered by compensating balances and decreases the amount of fees collected. In addition, fee income from overdraft accounts decreased due to a general decline in related volume.

A $111,000 decline in gains on sales of mortgage loans, net of costs, also contributed to the decrease in noninterest income, as compared to second quarter of 2004 due to lower mortgage loan volume. An increase in commission revenue on financial services sales of $46,000 partially offset the impact of the decline in fees charged for services and gains on sales of mortgage loans. Commission revenue increased $46,000 during the period in response to higher underlying sales volume as compared to the same period in 2004. In addition, other noninterest income increased $157,000 during the three months ended June 30, 2005 as compared to the same period in 2004, due to a one-time prepayment penalty collected in 2005, an increase in early withdrawal penalties on certificates of deposit and increased income from unconsolidated subsidiaries.

Noninterest income totaled $3.4 million for the six months ended June 30, 2005, representing a decrease of $245,000 as compared to the comparable period in 2004. Fees charged for services decreased $437,000 in 2005 as compared to the six months ended June 30, 2004, and gains on sales of mortgage loans declined by $109,000. These decreases in noninterest income were mitigated by increased commission revenue earned on financial services sales, which improved by $98,000 during the six month period. Other noninterest income increased by $189,000 during the period, due to a one-time prepayment penalty collected in 2005, an increase in early withdrawal penalties on certificates of deposits and increased income from unconsolidated subsidiaries.

Noninterest Expense

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the three months ended June 30, 2005 totaled $8.8 million, representing an increase of $1.2 million, or 16.4%, as compared to the second quarter of 2004. Salaries and employee benefits, the largest component of noninterest expense, represented the largest portion of the change, increasing $1.1 million, or 29.2%, during the second quarter of 2005 as compared to 2004. Salaries and payroll taxes increased $536,000 from period to period due to merit increases and an increase in the number of full-time equivalent employees from 322.0 as of June 30, 2004 to 346.5 at June 30, 2005. Higher staffing levels have been necessary to support the growth of the Company and to further strengthen regulatory compliance-related functions, including Sarbanes-Oxley compliance. Employee benefits increased by $600,000 from quarter to quarter, primarily reflecting increased costs associated with the Company’s Deferred Compensation Plan, which are largely determined by changes in the price of the Company’s common stock, as well as higher health insurance costs.

Other noninterest expenses increased $145,000, or 16.6%, during the second quarter of 2005 as compared to the comparable period in 2004. This increase was due primarily to higher recruiting expenses, directors’ fees and in-house training expenses. Equipment and data processing expenses decreased $38,000, or 7.5%, and $95,000, or 17.9%, respectively, as compared to the second quarter 2004, reflecting cost efficiencies realized from the Company’s core processing system conversion in September 2004.

Noninterest expense totaled $16.8 million for the six months ended June 30, 2005, increasing $1.7 million, or 11.4%, as compared to the same period in 2004. Salaries and benefits accounted for $1.4 million of the total increase, while the remaining growth was spread evenly over several categories of costs. Salaries and payroll taxes, the largest component of salaries and benefits, increased $805,000 during the six months ended June 30, 2005 as compared to the same six month period in 2004, due to merit increases and an increase in the number of full-time equivalent employees on staff in 2005 as compared to 2004, necessary to support the growth of the Company and to further strengthen compliance-related functions. Employee health benefits increased $254,000, or 52.7% from year-to-year, due to an increase in the cost of the Company’s self-insurance program. Employee retirement benefits increased $371,000 as a result of an increase in the price of the Company’s stock, which has a direct impact on costs associated with the Company’s Deferred Compensation Plan.

(28)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer, executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective based on their evaluation of these controls and procedures by the Company’s management, including our principal executive officer, executive officer and principal financial and accounting officer, as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number of shares of the Company’s common stock that the Company repurchased during the quarter ended June 30, 2005 under the October 2000 stock repurchase plan and the average price paid per share purchased.

Period	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program (1)
April 1 – April 30, 2005	—	$—	—	101,659
May 1 – May 31, 2005	—	—	—	101,659
June 1 – June 30, 2005	—	—	—	101,659

	—	$—	—	101,659

(1)	Share purchases, if any, are made pursuant to the stock repurchase plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

(29)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held May 31, 2005, the following directors were elected based upon the identified voting statistics to serve a three-year term expiring upon the date of the Company’s 2008 Annual Meeting or until their respective successors are duly elected and qualified.

	Votes Cast
	For	Withheld	Total
John M. Bond, Jr.	5,748,848	25,110	5,773,958
William L. Hermann	5,632,713	141,245	5,773,958
Charles C. Holman	5,748,632	25,326	5,773,958
Winfield M. Kelly, Jr.	5,683,269	90,689	5,773,958
Harry L. Lundy, Jr.	5,752,148	21,810	5,773,958
James R. Moxley, III	5,729,883	44,075	5,773,958
Mary S. Scrivener	5,750,383	23,575	5,773,958
Theodore G. Venetoulis	5,726,367	47,591	5,773,958

James J. Winn, Jr. was elected to serve as a director until the date of the Company’s 2007 Annual Meeting or until his successor is duly elected and qualified. Votes cast in the matter of Mr. Winn totaled 5,666,124 for his election and 107,834 votes withheld, for a total of 5,773,958 votes cast.

The following are those directors of the Company who will continue to serve as directors until the expiration of their terms upon the date of the Company’s Annual Meeting in their respective class years or until their respective successors are duly elected and qualified.

Class of 2006	Class of 2007
Anand S. Bhasin	Hugh F. Cole, Jr.
Robert R. Bowie, Jr.	Herschel L. Langenthal
Garnett Y. Clark, Jr.	James R. Moxley, Jr.
Raymond G. LaPlaca	Vincent D. Palumbo
Morris A. Little	John A. Scaldara, Jr.
Kenneth H. Michael	Lawrence A. Shulman
Maurice M. Simpkins
Robert N. Smelkinson

(30)

ITEM 5.	OTHER INFORMATION

On June 29, 2005, the Board of Directors of the Company declared a $.17 per share cash dividend to common stockholders of record on July 15, 2005, payable July 28, 2005.

On August 5, 2005, the Company and Fulton amended and restated the Warrant Agreement to clarify that the number of shares issuable upon exercise of the warrant shall be limited to that number of shares which would not otherwise require the Company to obtain shareholder approval pursuant to the Nasdaq rules for such issuance. This change was made in response to a letter received from Nasdaq raising concerns that the Warrant Agreement as originally executed may have violated Nasdaq Rule 4350.

ITEM 6.	EXHIBITS

(10.1)	Amended and Restated Warrant Agreement, dated August 5, 2005, between the Company and Fulton.

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer.

(31.2)	Rule 13a-14(a) Certification by the Executive Officer.

(31.3)	Rule 13a-14(a) Certification by the Principal Financial Officer.

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by the Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(31)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

August 8, 2005	/s/ John M. Bond, Jr.
Date	John M. Bond, Jr. Chairman and Chief Executive Officer

EXECUTIVE OFFICER:

August 8, 2005	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr. President and Chief Operating Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

August 8, 2005	/s/ James P. Radick
Date	James P. Radick Chief Financial Officer and Executive Vice President

(32)