Form 10-Q
period 2005-09-30
COLUMBIA BANCORP
filed 2005-11-08
CIK 834105

FORM 10-Q—QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,938,867 shares as of November 3, 2005.

COLUMBIA BANCORP

(2)

PART I ITEM 1. FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Cash and due from banks	$39,314	$30,012
Federal funds sold and interest bearing deposits with other banks	16,110	10,112
Investment securities held-to-maturity (fair value $108,780 in 2005 and $115,964 in 2004)	110,072	116,170
Securities available-for-sale	76,302	47,980
Residential mortgage loans originated for sale	10,636	8,698
Loan receivables:
Real estate - development and construction	409,662	345,375
Commercial	264,626	226,763
Real estate - mortgage:
Residential	19,750	17,272
Commercial	145,894	163,985
Consumer, principally residential lines of credit and second mortgages	197,277	196,198
Other	322	668

Total loans	1,037,531	950,261
Less: Unearned income, net of origination costs	510	91
Allowance for credit losses	12,555	11,583

Loans, net	1,024,466	938,587

Property and equipment, net	6,546	6,647
Prepaid expenses and other assets	23,076	20,800

Total assets	$1,306,522	$1,179,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$252,503	$256,132
Interest-bearing deposits	720,661	656,446

Total deposits	973,164	912,578
Short-term borrowings	194,280	135,825
Subordinated debentures	16,496	10,310
Long-term borrowings	20,000	20,000
Accrued expenses and other liabilities	8,154	7,945

Total liabilities	1,212,094	1,086,658

Stockholders’ equity
Common stock, $.01 par value per share; authorized 10,000,000 shares; outstanding 6,938,276 shares at September 30, 2005 and 7,114,267 shares at December 31, 2004	69	71
Additional paid-in-capital	39,361	45,739
Retained earnings	54,724	46,419
Accumulated other comprehensive income	274	119

Total stockholders’ equity	94,428	92,348

Total liabilities and stockholders’ equity	$1,306,522	$1,179,006

See accompanying notes to consolidated financial statements.

(3)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2005 and 2004

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest income:
Loans	$18,582	$13,428	$50,959	$37,717
Investment securities	1,618	1,340	4,671	3,603
Federal funds sold and interest-bearing deposits with other banks	123	65	294	176

Total interest income	20,323	14,833	55,924	41,496

Interest expense:
Deposits	4,004	2,450	10,650	6,796
Borrowings	1,935	681	4,699	1,670

Total interest expense	5,939	3,131	15,349	8,466

Net interest income	14,384	11,702	40,575	33,030
Provision for credit losses	631	192	1,441	692

Net interest income after provision for credit losses	13,753	11,510	39,134	32,338

Noninterest income:
Fees charged for services	832	920	2,450	2,975
Gains on sales of mortgage loans, net of costs	420	292	1,169	1,150
Income on other real estate owned, net	—	73	—	59
Commissions earned on financial services sales	145	146	520	423
Other	433	307	1,099	784

Total noninterest income	1,830	1,738	5,238	5,391

Noninterest expense:
Salaries and employee benefits	5,379	4,144	14,730	12,065
Occupancy	955	978	2,891	2,838
Equipment	417	468	1,308	1,486
Data processing	406	525	1,295	1,575
Marketing	268	140	1,006	736
Professional fees	449	264	897	602
Postage	105	79	324	280
Stationery and supplies	123	121	344	334
Cash management services	117	131	348	411
Other	868	843	2,746	2,443

Total noninterest expense	9,087	7,693	25,889	22,770

Income before income taxes	6,496	5,555	18,483	14,959
Income tax provision	2,330	2,037	6,646	5,347

Net income	$4,166	$3,518	$11,837	$9,612

Per common share data:
Net income: Basic	$0.60	$0.49	$1.70	$1.34
Diluted	0.58	0.48	1.64	1.30
Cash dividends declared	0.17	0.15	0.51	0.45

See accompanying notes to consolidated financial statements.

(4)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005 and 2004

(dollars in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2004	$71	$45,739	$46,419	$119	$92,348

Comprehensive income
Net income	—	—	11,837	—	11,837
Unrealized gain on securities available-for-sale, net of $101 tax effect (unrealized gains on securities of $256)	—	—	—	155	155

Total comprehensive income					11,992

Cash dividends declared on common stock	—	—	(3,532)	—	(3,532)
Exercise of options for 42,354 shares of common stock	—	651	—	—	651
Purchase 218,345 shares of common stock	(2)	(7,029)	—	—	(7,031)

Balances at September 30, 2005	$69	$39,361	$54,724	$274	$94,428

Balances at December 31, 2003	$72	$47,886	$37,561	$(70)	$85,449

Comprehensive income
Net income	—	—	9,612	—	9,612
Unrealized loss on securities available-for-sale, net of $143 tax effect (unrealized losses on securities of $361)	—	—	—	218	218

Total comprehensive income					9,830

Cash dividends declared on common stock	—	—	(3,217)	—	(3,217)
Exercise of options for 31,781 shares of common stock	—	456	—	—	456
Purchase of 85,346 shares of common stock	(1)	(2,417)	—	—	(2,418)

Balances at September 30, 2004	$71	$45,925	$43,956	$148	$90,100

See accompanying notes to consolidated financial statements.

(5)

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(dollars in thousands)

	Nine Months Ended September 30,

	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$11,837	$9,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076	1,441
Amortization of loan fee income	(2,083)	(2,049)
Provision for credit losses	1,441	692
Gains on sales of mortgage loans, net of costs	(1,169)	(1,150)
Gains on sales of real estate owned	—	(73)
Loan participation sales	41,076	37,327
Loss on sales/disposals of other assets	—	7
Gain on sales of investment securities	(15)	—
Proceeds from sales of residential mortgage loans originated for sale	104,372	100,810
Disbursements for residential mortgage loans originated for sale	(105,141)	(96,201)
Loan fees deferred, net of origination costs	2,502	1,769
Increase in prepaid expenses and other assets	(2,180)	(1,843)
Increase (decrease) in accrued expenses and other liabilities	238	(899)

Net cash provided by operating activities	51,954	49,443

Cash flows provided by (used in) investing activities:
Net increase in loans	(118,752)	(120,382)
Loan purchases	(10,063)	(17,437)
Purchases of investment securities held-to-maturity	(3,000)	(82,932)
Purchases of securities available-for-sale	(45,078)	(2,663)
Proceeds from maturities and principal repayments of investment securities held-to-maturity	9,114	60,963
Proceeds from maturities and principal repayments of securities available-for-sale	11,045	8,076
Sales of other real estate owned	—	323
Proceeds from sales of securities available-for-sale	5,936	—
Purchases of property and equipment	(945)	(886)
Increase in cash surrender value of life insurance	(197)	(195)

Net cash used in investing activities	(151,940)	(155,133)

Cash flows provided by (used in) financing activities:
Net increase in deposits	60,586	127,734
Increase in short-term borrowings	58,455	12,187
Proceeds from issuance of subordinated debentures	6,186	6,186
Cash dividends distributed on common stock	(3,561)	(3,224)
Cash paid to repurchase common stock	(7,031)	(2,418)
Net proceeds from stock options exercised	651	456

Net cash provided by financing activities	115,286	140,921

Net increase in cash and cash equivalents	15,300	35,231
Cash and cash equivalents at beginning of period	40,124	39,343

Cash and cash equivalents at end of period	$55,424	$74,574

Supplemental information:
Interest paid on deposits and borrowings	$14,433	$8,402
Income taxes paid	7,830	5,730
Transfer of loans to other real estate owned	—	250

See accompanying notes to consolidated financial statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months and nine months

ended September 30, 2005 and 2004 is unaudited)

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

The consolidated financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

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

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. The following table summarizes the pro forma effect on net income and net income per share of common stock using an optional fair value method, rather than the intrinsic value method, to account for stock-based compensation awarded.

(7)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$4,166	$3,518	$11,837	$9,612
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Stock-based employee compensation expense determined under fair value method, net of related tax effects	81	81	247	244

Pro forma net income	$4,085	$3,437	$11,590	$9,368

Net income per common share:
Basic: As reported	$0.60	$0.49	$1.70	$1.34
Pro forma	0.59	0.48	1.67	1.31
Diluted: As reported	0.58	0.48	1.64	1.30
Pro forma	0.56	0.47	1.61	1.27

NOTE 2 - INVESTMENTS

The amortized cost and estimated fair values of investment securities held-to-maturity and securities available-for-sale at September 30, 2005 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment securities held-to-maturity:
Federal agency securities	$107,681	$2	$1,308	$106,375
Mortgage-backed securities	391	14	—	405
Collateralized mortgage obligations	2,000	—	—	2,000

Total	$110,072	$16	$1,308	$108,780

Investment securities available-for-sale:
Federal agency securities	$39,204	$1	$117	$39,088
Mortgage-backed securities	23,677	118	257	23,538
Trust preferred stocks	8,169	27	120	8,076
Other equity securities	1,119	835	35	1,919
Investment in Federal Home Loan
Bank stock	3,681	—	—	3,681

Total	$75,850	$981	$529	$76,302

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

The table below shows the gross unrealized losses and fair value of securities that have been in a continuous unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2005.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agency securities	$124,954	$1,249	$12,324	$176	$137,278	$1,425
Mortgage-backed securities	5,990	97	8,468	160	14,458	257
Trust preferred stocks	—	—	6,101	120	6,101	120

Total debt securities	130,944	1,346	26,893	456	157,837	1,802
Equity securities	—	—	85	35	85	35

Total temporarily impaired securities	$130,944	$1,346	$26,978	$491	$157,922	$1,837

The unrealized losses in the investment portfolio change as market rates change. The average lives of certain callable agency securities will be extended as rates increase, as call options on these securities will probably not be exercised. The value of those securities will, therefore, decline since the opportunity to reinvest at higher rates will be delayed. Mortgage-backed securities in an unrealized loss position are pools that have low relative coupon rates and, as mortgage rates have risen, prepayments, or refinancing of underlying mortgages, has somewhat slowed. Trust preferred securities that are valued below amortized cost have variable rates and reprice quarterly, which, theoretically, should limit the market value fluctuations as rates change. Losses reflected are primarily due to current market conditions in which new issues of variable rate trust preferred securities have been priced at wider spreads than those in the portfolio. Reported losses will decline if spreads for new issues decline. The investment in equity securities represents an investment in the common stock of a de novo bank located in the Company’s marketplace. The unrealized loss has been steadily declining as earnings have improved.

The reported unrealized gain or loss in the Company’s investment portfolio is primarily rate driven. The Company has the intent and ability to hold all of the securities to maturity. The average life of the portfolio is approximately 2.7 years, a relatively short portfolio by industry standards. The average life of the agency portfolio, which constitutes more than 78.7% of the total portfolio, is approximately 19.8 months. Management has, therefore, determined that the unrealized losses in the investment portfolio are temporary in nature.

(9)

NOTE 3 - PER SHARE DATA

Information relating to the calculations of earnings per common share (“EPS”) is summarized as follows:

	Three Months Ended September 30,
	2005		2004
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$4,166	$4,166	$3,518	$3,518

Weighted average shares outstanding	6,936	6,936	7,128	7,128
Dilutive securities	—	304	—	223

Adjusted weighted average shares used in EPS computation	6,936	7,240	7,128	7,351

Net income per common share	$0.60	$0.58	$0.49	$0.48

	Nine Months Ended September 30,
	2005		2004
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$11,837	$11,837	$9,612	$9,612

Weighted average shares outstanding	6,947	6,947	7,160	7,160
Dilutive securities	—	272	—	238

Adjusted weighted average shares used in EPS computation	6,947	7,219	7,160	7,398

Net income per common share	$1.70	$1.64	$1.34	$1.30

There were no antidilutive stock options excluded from the computation of earnings per share for the three months and nine months ended September 30, 2005. Antidilutive stock options excluded from the computation of earnings per share were 89,414 and 89,690, respectively, for the three months and nine months ended September 30, 2004.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit. Credit risk is the possibility of sustaining a loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit. The Company’s exposure to credit risk is represented by the contractual amounts of those financial instruments. The Company applies the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the financial instruments at September 30, 2005 whose contract amounts represent potential credit risk is as follows:

(dollars in thousands)	September 30, 2005
Commitments to extend credit (a)	$583,592
Standby letters of credit	24,622

(a)	Includes all unused lines of credit totaling $488.2 million regardless of whether all fees are paid and whether adverse change clauses exist. The amount also includes commitments to extend new credit totaling $95.4 million.

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

(11)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have a significant impact on the Company’s financial statements.

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

NOTE 6 - SIGNIFICANT EVENTS

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

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by applicable bank regulatory authorities and the approval of the Merger and the Merger Agreement by the stockholders of the Company. In connection with the execution and delivery of the Merger

(12)

Agreement, the Company issued Fulton a warrant to acquire up to 1,881,809 shares (subject to adjustment) of Company Common Stock at an exercise price of $37.26 per share, such warrant to be exercisable only upon the occurrence of certain events in connection with a competing acquisition proposal. Assuming that all conditions are satisfied without unexpected delay, it is anticipated that the Merger will be consummated in the first quarter of 2006.

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

Part I – Note 6. Significant Events

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

SIGNIFICANT EVENTS

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

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by applicable bank regulatory authorities and the approval of the Merger and the Merger Agreement by the stockholders of the Company. In connection with the execution and delivery of the Merger Agreement, the Company issued Fulton a warrant to acquire up to 1,881,809 shares (subject to adjustment) of Company Common Stock at an exercise price of $37.26 per share, such warrant to be exercisable only upon the occurrence of certain events in connection with a competing acquisition proposal. Assuming that all conditions are satisfied without unexpected delay, it is anticipated that the Merger will be consummated in the first quarter of 2006.

REVIEW OF FINANCIAL CONDITION

Loan Portfolio Composition

The following table sets forth the Company’s loans by major categories as of September 30, 2005:

(dollars in thousands)	Amount	Percent
Real estate – development and construction	$409,662	39.5%
Commercial	264,626	25.5
Real estate – mortgage:
Residential	19,750	1.9
Commercial	145,894	14.1
Consumer (a)	197,277	19.0
Other	322.0

Total loans	$1,037,531	100.0%

(a)	Includes $192.2 million in retail loans secured by the borrowers’ principal residences in the form of second mortgages and home equity lines of credit.

(14)

Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $409.7 million at September 30, 2005. See “Material Changes in Financial Condition” for a breakdown of real estate development and construction loans by type.

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

At September 30, 2005, $264.6 million, or 25.5%, of the Company’s total loan portfolio consisted of commercial business loans. The commercial loan portfolio includes secured and unsecured term loans and lines of credit extended to small and mid-sized local businesses. The Company’s lending policy requires that each loan be evaluated for the adequacy of the repayment sources at the time of approval. The Company closely monitors the financial condition and cash flow of commercial borrowers, in part by reviewing corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Collateral is generally required to provide the Company with an additional source of repayment in the event of default by a commercial borrower. The collateral requirements, including the amount and type of the collateral, varies from loan to loan depending on the financial strength of the borrower, but generally may include inventory, equipment, accounts receivable or other assets. It is also the Company’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company distributes its commercial loan portfolio over a wide range of industries. The largest industry represented by the Company’s commercial borrowers is real estate development and construction, which comprises 15.5% of the total loan portfolio. Companies in the business of managing, renting, leasing or otherwise allowing the use of their real estate by others represent 15.0% of the commercial loan portfolio. The next 12.6% is represented by financial and professional service companies. This diverse group includes a broad range of businesses, including law firms, accounting firms, engineering services, computer programming and armored car services. No other industry accounted for more than 10% of the total commercial loan portfolio at September 30, 2005.

The Company also originates mortgage loans secured by commercial real estate. At September 30, 2005, $145.9 million, or 14.1% of the Company’s total loan portfolio, consisted of commercial mortgage loans. Such loans generally include investment properties secured by office buildings, retail buildings, warehouse and general-purpose business space. At September 30, 2005, $89.9 million, or 61.6%, of the commercial mortgage portfolio was comprised of loans secured by investment property. Loans secured by owner occupied property accounted for $56.0 million, or 38.4%, of total commercial mortgage loans at September 30, 2005. Although terms and amortization periods vary, the Company’s commercial mortgages generally have maturities or repricing opportunities of five years or less.

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

At September 30, 2005, $197.3 million, or 19.0%, of the Company’s total loan portfolio consisted of consumer loans. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers; however, outstanding balances are primarily concentrated in home equity and second mortgage loans, which totaled $167.4 million and $24.8 million, respectively, at September 30, 2005.

Home equity loans and lines of credit are originated by the Company for typically 85% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans have terms of fifteen to thirty years and the interest rates are generally adjustable. These loans are secured by the borrower’s

(15)

residence. Second mortgage loans originated by the Company have terms ranging from ten to thirty years. They generally carry a fixed rate of interest for the entire term or a fixed rate of interest for the first five years, repricing every five years thereafter, at a predetermined spread to the prime rate of interest.

The Company originates adjustable and fixed-rate residential mortgage loans in order to provide a full range of products to its customers. The Company generally offers mortgage loans under terms, conditions and documentation that permit their sale in the secondary mortgage market. The Company’s practice is to immediately sell substantially all residential mortgage loans in the secondary market with servicing released. At September 30, 2005, $19.8 million, or 1.9%, of the Company’s total loans consisted of residential mortgage loans. Virtually all of the residential mortgage loans included in the Company’s loan portfolio at September 30, 2005 carried a fixed rate of interest.

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

At September 30, 2005, other loans totaled $322,000, consisting primarily of unscheduled overdrafts of the Company’s retail and commercial customers.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $583.6 million at September 30, 2005. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $286.1 million, or 49.0% of the $583.6 million, are generally short-term in nature, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commercial commitments to extend credit and unused lines of credit totaled $135.5 million, or 23.2% of the $583.6 million, at September 30, 2005 and generally do not extend for more than 12 months. At September 30, 2005, available home equity lines totaled $146.0 million. Home equity credit lines generally extend for a period of 15 years and are reviewed annually.

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

Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. The Company has several large depository relationships with title companies that may experience a higher degree of volatility with regard to outstanding balances, especially during periods of significant residential mortgage refinancing activity. In addition, month-end balances for these relationships tend to be inflated, as compared to balances throughout the month. At December 31, 2004, total title company relationships accounted for $65.3 million, or 6.4% of the total customer funding of $1.0 billion. At September 30, 2005, total title company relationships accounted for $70.8 million, or 6.1% of the total customer funding of $1.2 billion. The Company expects these title company balances to remain volatile for the remainder of 2005.

(16)

The Company’s primary source of liquidity (“financing activities” as used in the Consolidated Statements of Cash Flows) is funding provided by its customers in the form of deposits, and by short-term borrowings in the form of commercial paper and securities sold under repurchase agreements; although, as noted above, this source of liquidity is subject to volatility. At September 30, 2005, total customer funding was $1.2 billion. Core deposits, defined as all deposits except certificates of deposit of $100,000 or more, totaled $788.3 million, or 68.3% of total customer funding. Additional internal sources of liquidity include maturities and likely calls in the Company’s investment portfolio as well as the Company’s overnight investment in federal funds sold. Securities scheduled to mature and likely to be called in one year, based on interest rates at September 30, 2005, totaled $44.2 million at September 30, 2005, and federal funds sold and interest-bearing deposits with banks were $16.1 million.

The Company also has the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, has an approved credit line of $260 million, equal to 20% of total assets as reported on the most recent regulatory report. Collateral must be pledged to the FHLB before advances can be obtained. The Bank had pledged sufficient collateral to the FHLB at September 30, 2005 to permit borrowing of up to $235.0 million, and outstanding advances totaled $29.5 million. The Bank also has an established borrowing capacity at the FRB. At September 30, 2005, the Bank had pledged sufficient collateral to borrow up to $33.2 million from the FRB; no balances were outstanding on that date. The Company and the Bank also have available lines of credit with other banks totaling $25.0 million. At September 30, 2005, the Company had no outstanding balances on those lines.

Capital Resources

Total stockholders’ equity was $94.4 million at September 30, 2005, representing an increase of $2.1 million from December 31, 2004. The growth of stockholders’ equity in the nine months ended September 30, 2005 was attributable to the earnings of the Company of $11.8 million, decreased by the purchase 218,345 shares of the Company’s common stock, which reduced paid-in-capital by $7.0 million. Dividends declared for the first nine months of 2004 decreased retained earnings by an additional $3.5 million, offset by a $651,000 injection of capital from the exercise of stock options.

Dividends declared for the nine months ended September 30, 2005 were $3.5 million, or $.51 per share, compared to $3.2 million, or $.45 per share, for the same period in 2004.

The following table summarizes the Company’s risk-based capital ratios:

	September 30, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk-based capital ratios:
Tier 1 capital	10.00%	9.74%	4.00%
Total capital	11.15	10.85	8.00
Tier 1 leverage ratio	8.58	8.76	4.00

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

(17)

One tool used by the Company to assess and manage its interest rate risk is the gap analysis. The gap analysis, summarized in the following table, measures the mismatch in repricing between interest-sensitive assets and interest-sensitive liabilities and provides a general indication of the interest sensitivity of the balance sheet at a specified point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from repricing imbalances. The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2005 and the Company’s interest sensitivity gap position at that date. The Company’s cumulative sensitivity gap through twelve months is a positive 6.56%. A positive sensitivity gap for any time period indicates that more interest-earning assets will mature or reprice during that time period than interest-bearing liabilities. The Company’s goal is generally to maintain a reasonably balanced cumulative interest sensitivity gap position for the period of one year or less in order to mitigate the impact of changes in interest rates on liquidity, interest margins and corresponding operating results. During periods of falling interest rates, a short-term positive interest sensitivity gap position would generally result in a decrease in net interest income, and during periods of rising interest rates, a short-term positive interest sensitivity gap position would generally result in an increase in net interest income (assuming all earning assets and interest-bearing liabilities are affected by a rate change equally and simultaneously).

It is important to note that the table represents the static gap position for interest sensitive assets and liabilities at September 30, 2005. The table does not give effect to prepayments or extensions of loans as a result of changes in general market rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

(dollars in thousands)	One Year Or Less	After One Through Three Years	After Three Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$16,110	$—	$—	$16,110
Investment securities held-to-maturity and securities available-for-sale	44,155	120,349	21,870	186,374
Loans, exclusive of nonaccrual loans	806,329	55,727	185,658	1,047,714

Interest-earning assets	866,594	176,076	207,528	1,250,198

Interest-bearing liabilities:
Interest-bearing deposits	570,067	138,218	12,376	720,661
Other borrowings	210,776	15,000	5,000	230,776

Interest-bearing liabilities	780,843	153,218	17,376	951,437

Interest sensitivity gap	$85,751	$22,858	$190,152	$298,761

Cumulative interest sensitivity gap	$85,751	$108,609	$298,761

Cumulative interest sensitivity gap as a percent of total assets	6.56%	8.31%	22.87%

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

(18)

certificates of deposit are scheduled by stated maturity date. If rates begin to increase, a portion of these certificates may reprice prior to contractual maturity. Long-term advances from the FHLB are scheduled according to their maturity dates.

The Company also uses a computer simulation analysis to assess and manage its interest rate risk. The simulation analysis assumes an immediate, parallel shift of 200 basis points in the Treasury Yield Curve. The analysis measures the potential change in earnings over a one-year time horizon and in the market value of portfolio equity, captures optionality factors such as call features embedded in the investment portfolio and caps or floors embedded in loan portfolio contracts, and includes assumptions as to the timing and magnitude of movements in interest rates associated with the Company’s funding sources not fixed in price. Measured based on June 30, 2005 data, the simulation analysis provided the following profile of the Company’s interest rate risk measured over a one year time horizon, assuming a parallel shift in the treasury yield curve:

	Immediate Rate Change
	+200BP	-200BP	Policy
Net interest income	3.86%	-5.69%	+/-15.0%
Economic value of equity	-5.29%	-0.10%	+/-20.0%

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

Loans and Nonperforming Assets:

The table below presents a breakdown of loan balances:

(dollars in thousands)	September 30, 2005	December 31, 2004	Change	Annualized % Change
Real estate – development and and construction	$409,662	$345,375	$64,287	24.9%
Commercial	264,626	226,763	37,863	22.3
Real estate – mortgage:
Residential	19,750	17,272	2,478	19.2
Commercial	145,894	163,985	(18,091)	(14.7)
Consumer	197,277	196,198	1,079.7
Other	322	668	(346)	(69.3)

Total loans	$1,037,531	$950,261	$87,270	12.3%

The strong loan growth experienced during 2004 continued into the first nine months of 2005, as total loans increased $87.3 million from December 31, 2004 to September 30, 2005, or 12.3% if presented on an annualized basis. This increase was supported by the real estate development and construction loan portfolio and the commercial loan portfolio, which demonstrated growth on an annualized basis of 24.9% and 22.3%,

(19)

respectively. Real estate development and construction loans constitute the largest portion of the Company’s lending activities, totaling $409.7 million, or 39.5%, of the total loan portfolio at September 30, 2005. The following table sets forth the loan growth in the real estate development and construction loan portfolio by category from December 31, 2004 to September 30, 2005:

(dollars in thousands)	September 30, 2005	December 31, 2004	Change
Residential construction (a)	$182,936	$139,417	$43,519
Residential land development	94,166	88,385	5,781
Land acquisition (b)	72,137	69,238	2,899
Commercial construction	60,423	48,335	12,088

	$409,662	$345,375	$64,287

(a)	Includes loans to individuals for construction of primary personal residences totaling $47.1 million at September 30, 2005 and $49.0 million at December 31, 2004.
(b)	Includes loans to individuals for the purchase of residential building lots totaling $15.2 million at September 30, 2005 and $14.9 million at December 31, 2004; loans for the acquisition of property for residential development totaling $31.6 million at September 30, 2005 and $33.2 million at December 31, 2004; and loans for the acquisition of property for commercial development totaling $25.3 million at September 30, 2005 and $21.1 million at December 31, 2004.

The $64.3 million increase in the real estate development and construction portfolio was due to continued strength in the Company’s primary lending market, which, along with vigorous marketing efforts, has produced healthy loan growth. The Company believes that the expansion of real estate development and construction loan portfolio accomplished in the first nine months of 2005 will continue during the remainder of the year due to healthy market conditions in the Bank’s primary lending area, relatively low interest rates and continued business development efforts.

Commercial loans, including commercial mortgage loans, increased slightly during the nine month period, increasing a total of $19.8 million as the result of continued growth in the commercial portfolio offset by a decrease in commercial mortgage loans as a result of normal payoff activity in excess of new loan volume.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual loans (a)	$453	$614	$635
Other real estate owned	—	—	—

Total nonperforming assets	$453	$614	$635

Accruing loans past-due 90 days or more	$134	$31	$22

(a)	Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

At September 30, 2005, nonaccrual loans totaled $453,000, comprised primarily of three commercial relationships with loans totaling $407,000, of which $177,000 is guaranteed by the Small Business Administration. Also included in nonaccrual loans were a consumer loan carried at $3,000 and one residential mortgage loan carried at $43,000.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. At September 30, 2005, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $9.0 million, of which $803,000 is guaranteed by the Small Business Administration. The majority of the loans classified as potential problem loans represent commercial loan relationships. The largest is a commercial loan relationship totaling $3.6 million that is secured by real estate, the best use of which is

(20)

residential development, with an appraised value in excess of the carrying value of the loan. Another commercial loan included in potential problem loans is carried at $2.9 million and is secured by residential land with an appraised value in excess of the carrying value of the loan. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

Impaired loans at September 30, 2005 totaled $407,000, all of which were considered non-collateral dependent. Collateral dependent loans are measured based on the fair value of the collateral. Impaired loans that are not collateral dependent are measured at the present value of expected future cash flows using the loans’ effective interest rates. At September 30, 2005, specific allocations of the allowance for loan loss assigned to impaired loans totaled $76,000. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Allowance for Credit Losses:

The Company provides for credit losses through the establishment of an allowance for credit losses (the “Allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the Allowance as a best estimate of inherent losses within the portfolio. The provision for credit loss was $631,000 and $1.4 million for the three months and nine months ended September 30, 2005, as compared to $192,000 and $692,000 for the same periods in 2004. Although overall loan quality remained very strong, the provision for credit losses increased in an amount proportionate to the incremental inherent risk associated with growth in total loans. As a percentage of total assets, nonperforming assets and past due loans at September 30, 2005 were .04%, compared to .06% at September 30, 2004. The Company recorded net charge-offs of $469,000 during the first nine months of 2005 compared to net charge-offs of $6,000 for the same period in 2004. Net charge-offs for the first nine months of 2005 included a $450,000 charge-off of a single commercial relationship that was recognized during the third quarter. There were no changes in loan concentrations or terms during the periods indicated which significantly affected the provision or the Allowance.

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

(21)

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

The unallocated portion of the Allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the Allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. At September 30, 2005, the Allowance was 1.21% of total loans, net of unearned income. The Allowance at September 30, 2005 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the Allowance are presented in the following table.

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004
Allowance for credit losses - beginning of period	$11,583	$10,828
Provision for credit losses	1,441	692
Charge-offs	(617)	(250)
Recoveries	148	244

Allowance for credit losses – end of period	$12,555	$11,514

Allowance as a percentage of loans receivable, net of unearned income	1.21%	1.23%

Allowance as a percentage of nonperforming loans and loans past-due 90 days or more	2,138.8%	1,807.54%

The Company uses the same factors to evaluate financial instruments with off-balance-sheet risk as it does for on-balance-sheet-risk. As of September 30, 2005, the reserve for losses associated with financial instruments with off-balance-sheet risk totaled $65,000. This reserve, like the Allowance, is reviewed regularly to establish a best estimate and is included in accrued expenses and other liabilities on the balance sheet.

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

(22)

RESULTS OF OPERATIONS

The Company reported earnings for the nine months ended September 30, 2005 of $11.8 million, or $1.64 per diluted common share, compared to $9.6 million, or $1.30 per diluted share, for the same period in 2004, representing an increase of 23.1%.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively the Company utilizes its assets to produce income. The Company’s return on average assets for the nine months ended September 30, 2005 was 1.27%, compared to 1.19% for the corresponding period in 2004. Return on average equity, the product of net income divided by average equity, measures how effectively the Company invests its capital to produce income. Return on average equity for the nine months ended September 30, 2005 was 17.32%, compared to 14.50% for the corresponding period in 2004.

Net Interest Income

Three Months Ended September 30, 2005:

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

Net interest income on a tax-equivalent basis increased to $14.7 million for the three months ended September 30, 2005, from $12.0 million for the same period in 2004, representing growth of 22.9%. The improvement in tax-equivalent net interest income during 2005 was due in large part to an increase in the average tax-equivalent yield on earning assets, from 5.57% for the quarter ended September 30, 2004 to 6.67% for the quarter ended September 30, 2005. The benefit realized from increased yields on earning assets was somewhat mitigated by higher rates paid on interest-bearing deposits and borrowings, which increased from 1.55% for the three months ended September 30, 2004 to 2.53% for the same period in 2005. The result was an increase in the tax equivalent net interest margin to 4.75% for the quarter ended September 30, 2005, compared to 4.41% for the comparable quarter in 2004. For more information on net interest income on a tax-equivalent basis, see the corresponding tables that follow.

Interest income on a tax-equivalent basis totaled $20.6 million for the three months ended September 30, 2005, representing an increase of $5.5 million, or 36.7%, as compared to the same period in 2004. Income on loans, net of unearned income, demonstrated the strongest growth, increasing $5.2 million, or 38.3% from quarter to quarter, as a result of both higher average balances and higher weighted average yields. Specifically, the average tax-equivalent yield on loans, net of unearned income, increased from 5.89% for the three months ended September 30, 2004 to 7.21% for the same period in 2005. In addition, the average balance of loans outstanding, net of unearned income, increased 12.6% over the quarter ended September 30, 2004, to $1.0 billion for 2005. The increase in average loans outstanding is attributed to the Company’s active business development efforts, as well as the general economic conditions of the Company’s primary service market. The average balance of investment securities also increased from quarter to quarter, growing from $140.1 million at September 30, 2004 to $178.7 million at September 30, 2005. That increase in volume, however, was mitigated by a lower tax-equivalent yield as matured or called securities were replaced by lower yielding securities.

Interest expense on total interest-bearing liabilities increased $2.8 million, or 89.7%, for the quarter ended September 30, 2005 compared to the comparable quarter in 2004. The average rate paid on interest-bearing liabilities increased to 2.53% for the second quarter of 2005, from 1.55% for the same period in 2004, primarily due to general increases in market interest rates and growth in higher cost funding sources. The increase in market rates most significantly impacted the cost of money market deposit accounts, which increased from .52% to .91% quarter to quarter, certificates of deposit, which increased from 2.42% to 2.96%, and short-term borrowings, which increased from 1.16% to 3.15% from quarter to quarter. At the same time, total average interest-bearing liabilities increased 15.8% from period to period, totaling $930.6 million for the quarter ended September 30, 2005.

(23)

The increase in the yields on earning assets and the cost of interest-bearing liabilities is due largely to an increase in targeted short-term interest rates, as established by the Federal Reserve Bank (the “FRB”). The FRB increased short-term rates by 125 basis points during the latter half of 2004 and an additional 150 basis points in the first nine months of 2005. Due to the asset-sensitive nature of the Company’s balance sheet (see Market Risk and Interest Rate Sensitivity), increases in market interest rates have resulted in an increase in the Company’s net interest margin, from 4.41% for the quarter ended September 30, 2004 to 4.75% for the same quarter of 2005, when presented on a fully tax-equivalent basis. Should short-term interest rates stabilize, management would anticipate pressure on the net interest margin in future periods as the cost of funding sources fully catches-up with rate adjustments initiated by the Federal Reserve.

Nine Months Ended September 30, 2005:

Net interest income on a tax-equivalent basis totaled $41.6 million for the nine months ended September 30, 2005, representing an increase of $7.7 million, or 22.8%, as compared to the same period in 2004. The improvement in tax-equivalent net interest income during 2005 was due to an increase in the average tax-equivalent yield on earning assets, from 5.49% for the nine months ended September 30, 2004 to 6.37% for the nine months ended September 30, 2005, as well as an increase of $164,000, or 15.9% in the average balance of interest-earning assets. The benefits of these improvements in earning assets were somewhat tempered by higher rates paid on interest-bearing liabilities, from 1.47% in 2004 to 2.28% in 2005, and increased outstanding balances for interest-bearing deposits and borrowings. As a result, the tax-equivalent net interest margin increased from 4.39% for the nine months ended September 30, 2004 to 4.65% for the nine months ended September 30, 2005.

Interest income on a tax-equivalent basis totaled $56.9 million for the nine months ended September 30, 2005, representing an increase of $14.6 million over the same period in 2004. The primary driver for this growth was the increase in the yield on loans, net of unearned income. Specifically, the average tax-equivalent yield on net loans, the Company’s most significant interest-earning asset, increased from 5.77% for the nine months ended September 30, 2004 to 6.85% for the same period in 2005. In addition, the average balance of net loans outstanding increased 13.8% in 2005 to $1.0 billion. Average investment securities increased 40.9% as compared to the nine months ended September 30, 2004, to $171.8 million. That increase in volume, however, was mitigated by a lower tax-equivalent yield as matured or called securities were replaced by lower yielding securities.

Interest expense on total interest-bearing liabilities totaled $15.3 million at September 30, 2005, increasing $6.9 million, or 81.3%, as compared to the nine months ended September 30, 2004. The average rate paid on interest-bearing liabilities increased to 2.28% for the first nine months of 2005, from 1.47% for the same period in 2004, primarily due to general increases in market interest rates and growth in higher cost funding sources. Specifically, the average outstanding balance of certificates of deposit increased $91.9 million, or 26.9%, during the nine months ended September 30, 2005 as compared to the same period in 2004. At the same time, the weighted average rate paid on those deposits increased from 2.40% in 2004 to 2.93% in 2005. Similarly, the average balance of short-term borrowings increased from $117.5 million for the nine months ended September 30, 2004 to $162.9 million in 2005, while the average rate paid on those borrowings increased from .90% in 2004 to 2.72% in 2005.

(24)

The following table provides further analysis of the changes in net interest income:

	Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004			Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
(dollars in thousands)	Increase (Decrease)	Increase (Decrease) Due to (a)		Increase (Decrease)	Increase (Decrease) Due to (a)
		Rate	Volume		Rate	Volume
Interest income:
Loans (b)(c)	$13,435	$7,738	$5,697	$5,213	$3,357	$1,856
Investment securities held-to-maturity and securities available-for-sale (c)	1,050	(413)	1,463	271	(103)	374
Federal funds sold and interest-bearing deposits with banks	118	199	(81)	58	79	(21)

Total interest income	14,603	7,524	7,079	5,542	3,333	2,209

Interest expense:
Deposits	3,854	2,057	1,797	1,554	971	583
Borrowings	3,029	2,125	904	1,254	857	397

Total interest expense	6,883	4,182	2,701	2,808	1,828	980

Net interest income	$7,720	$3,342	$4,378	$2,734	$1,505	$1,229

(a)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.
(b)	Includes interest on loans originated for sale.
(c)	Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.

(25)

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$1,034,595	$18,810	7.21%	$918,790	$13,597	5.89%
Investment securities held-to-maturity and securities available-for-sale (c)	178,739	1,706	3.79%	140,143	1,435	4.07%
Federal funds sold and interest-bearing deposits with banks	14,849	123	3.29%	20,056	65	1.29%

Total interest-earning assets	1,228,183	20,639	6.67%	1,078,989	15,097	5.57%

Noninterest-earning assets:
Cash and due from banks	39,722			32,983
Property and equipment, net	6,594			6,969
Other assets	22,042			19,364
Less: allowance for credit losses	(12,461)			(11,382)

Total assets	$1,284,080			$1,126,923

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$86,517	$38	0.17%	$89,532	$34	0.15%
Savings accounts	78,813	117	0.35%	87,754	56	0.25%
Money market accounts	95,265	375	1.56%	120,784	159	0.52%
Certificates of deposit	453,346	3,474	3.04%	361,653	2,201	2.42%
Short-term borrowings	180,185	1,428	3.14%	118,077	346	1.16%
Long-term borrowings	36,496	507	5.51%	26,186	335	5.09%

Total interest-bearing liabilities	930,622	5,939	2.53%	803,986	3,131	1.55%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	252,142			228,429
Other liabilities	8,097			4,778
Stockholders’ equity	93,219			89,730

Total liabilities and stockholders’ equity	$1,284,080			$1,126,923

Net interest income – tax equivalent (d)		14,700			11,966
Tax equivalent adjustment to interest income		(316)			(264)

Net interest income		$14,384			$11,702

Net interest spread – tax equivalent (d)			4.14%			4.02%

Net interest margin – tax equivalent (d)			4.75%			4.41%

(a)	Average balances are calculated as daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $742,000 and $815,000 for the quarters ended September 30, 2005 and 2004, respectively.
(c)	Interest is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

(26)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(dollars in thousands)	Average Balances (a)	Interest	Rate	Average Balances (a)	Interest	Rate
Assets
Interest-earning assets:
Loans, net of unearned income (b) (c)	$1,008,096	$51,677	6.85%	$885,795	$38,242	5.77%
Investment securities held-to-maturity and securities available-for-sale (c)	171,831	4,939	3.84%	121,973	3,889	4.26%
Federal funds sold and interest-bearing deposits with banks	14,421	294	2.73%	22,354	176	1.05%

Total interest-earning assets	1,194,348	56,910	6.37%	1,030,122	42,307	5.49%

Noninterest-earning assets:
Cash and due from banks	36,563			32,703
Property and equipment, net	6,662			7,110
Other assets	21,392			18,676
Less: allowance for credit losses	(12,132)			(11,157)

Total assets	$1,246,833			$1,077,454

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$86,632	$107	0.17%	$88,257	$94	0.14%
Savings accounts	82,342	244	0.40%	86,151	167	0.26%
Money market accounts	101,448	797	1.05%	112,843	402	0.48%
Certificates of deposit	433,387	9,502	2.93%	341,462	6,133	2.40%
Short-term borrowings	162,911	3,310	2.72%	117,538	797	0.90%
Long-term borrowings	34,638	1,389	5.36%	22,230	873	5.25%

Total interest-bearing liabilities	901,358	15,349	2.28%	768,481	8,466	1.47%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,987			213,725
Other liabilities	7,137			6,693
Stockholders’ equity	91,351			88,555

Total liabilities and stockholders’ equity	$1,246,833			$1,077,454

Net interest income – tax equivalent (d)		41,561			33,841
Tax equivalent adjustment to interest income		(986)			(811)

Net interest income		$40,575			$33,030

Net interest spread – tax equivalent (d)			4.09%			4.02%

Net interest margin – tax equivalent (d)			4.65%			4.39%

(a)	Average balances are calculated as daily average balances.
(b)	Average loan balances include first mortgage loans originated for sale and nonaccrual loans. Interest income on loans includes amortized loan fees, net of costs, of $2.1 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively.
(c)	Interest is presented on a taxable-equivalent basis, adjusted for items exempt from federal tax.
(d)	Net interest income, net interest spread and net interest margin are presented on a tax equivalent basis. These are non-GAAP measures as defined in SEC Regulation G and Item 10 of SEC Regulation S-K. Management believes that these values are better indicators of operating performance than GAAP-based measures and better tools for managing net interest income.

(27)

Noninterest Income

Noninterest income increased $92,000, or 5.3%, for the three months ended September 30, 2005, as compared to the same quarter in 2004, totaling $1.8 million. This increase was due, in part, to an improvement in residential mortgage loan origination volume and sales resulting in additional gains of $128,000 and also to a $126,000 increase in other income, primarily related to one-time prepayment penalties recognized on several large commercial relationships. These increases were partially offset by lower fees charged for services, which decreased by $88,000, or 9.6%, in 2005 as compared to the three months ended September 30, 2004, primarily as a result of a decline in deposit service charges, including lower fees charged on overdraft accounts and commercial analysis accounts. The decline in deposit service charges on accounts related to certain commercial customers was due, in part, to the impact of an increase in the Company’s earnings credit provided to commercial customers, the effect of which increases the amount of fees covered by compensating balances and decreases the amount of fees collected. In addition, fee income from overdraft accounts decreased due to a general decline in related volume.

Noninterest income totaled $5.2 million for the nine months ended September 30, 2005, representing a decrease of $153,000 as compared to the like period in 2004. Fees charged for services decreased $525,000 in 2005 as compared to the nine months ended September 30, 2004. These decreases in noninterest income were mitigated by increased commission revenue earned on financial services sales, which improved by $97,000, and a 1.7% increase in gains on the sale of loans during the nine-month period. Other noninterest income increased by $315,000 during the period mainly due to one-time prepayment penalties recognized on several large commercial relationships in 2005 and an increase in early withdrawal penalties on certificates of deposit.

Noninterest Expense

Noninterest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s noninterest expense for the three months ended September 30, 2005 totaled $9.1 million, representing an increase of $1.4 million, or 18.1%, as compared to the third quarter of 2004. Salaries and employee benefits, the largest component of noninterest expense, represented the largest portion of the change, increasing $1.2 million, or 29.8%, during the third quarter of 2005 as compared to 2004. Salaries and payroll taxes increased $763,000 from period to period due to merit increases and an increase in the number of full-time equivalent employees from 320.0 as of September 30, 2004 to 349 at September 30, 2005. Higher staffing levels have been necessary to support the growth of the Company and to further strengthen regulatory compliance-related functions, including Sarbanes-Oxley compliance. Employee benefits increased by $472,000 from quarter to quarter, primarily reflecting increased costs associated with the Company’s Deferred Compensation Plan, which are largely determined by changes in the price of the Company’s common stock, as well as higher health insurance costs.

Marketing expense increased $128,000 or 91.4% during the third quarter of 2005, compared to the same period in 2004, principally due to an increase in specifically targeted campaigns. Professional fees increased $185,000 to $449,000 for the third quarter mainly due to merger related expenses. Other noninterest expenses increased 3.0%, during the third quarter of 2005 as compared to the comparable period in 2004. This increase was due primarily to higher recruiting expenses, directors’ fees and in-house training expenses. Equipment and data processing expenses decreased $51,000, or 10.9%, and $119,000, or 22.7%, respectively, as compared to the third quarter 2004, reflecting cost efficiencies realized from the Company’s core processing system conversion in September 2004.

Noninterest expense totaled $25.9 million for the nine months ended September 30, 2005, increasing $3.1 million, or 13.7%, as compared to the same period in 2004. Salaries and benefits accounted for $2.7 million of the total increase, while the remaining growth was spread over several categories of costs. Salaries and payroll taxes, the largest component of salaries and benefits, increased $1.6 million during the nine months ended September 30, 2005 as compared to the same nine month period in 2004, due to merit increases and an increase in the number of full-time equivalent employees on staff in 2005 as compared to 2004, necessary to support the growth of the Company and to further strengthen compliance-related functions. Employee health benefits increased $367,000, or 49.6% from year-to-year, due to an increase in the cost of the Company’s self-insurance program. Employee retirement benefits increased $730,000 primarily as a result of an increase in the Company’s stock price, which has a direct impact on costs associated with the Company’s Deferred Compensation Plan.

(28)

Marketing expense increased $270,000 or 36.7% during the first nine months of 2005, compared to the same period in 2004, principally due to an increase in specifically targeted loan and deposit product campaigns. Professional fees increased $295,000 to $897,000, for the nine months ended September 30, 2005, principally due to merger related expenses. Other noninterest expenses increased 303,000, or 12.4%, during the first nine months of 2005 as compared to the same period in 2004. This increase was primarily due to higher recruiting expenses, directors’ fees and in-house training expenses. Equipment and data processing expenses decreased $178,000, or 12.0%, and $280,000, or 17.8%, respectively, as compared to the same period in 2004, reflecting cost efficiencies realized from the Company’s core processing system conversion in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer, executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective based on their evaluation of these controls and procedures by the Company’s management, including our principal executive officer, executive officer and principal financial and accounting officer, as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number of shares of the Company’s common stock that the Company repurchased during the quarter ended September 30, 2005 under the October 2000 stock repurchase plan and the average price paid per share purchased.

Period	Total Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Maximum # of Shares that May Yet Be Purchased Under the Program (1)
July 1 – July 31, 2005	—	$—	—	101,659
August 1 – August 31, 2005	—	—	—	101,659
September 1 – September 30, 2005	—	—	—	101,659

	—	$—	—	101,659

(1)	Share purchases, if any, are made pursuant to the stock repurchase plan announced in October 2000, authorizing the purchase of up to 500,000 shares of the Company’s Common Stock. The plan has no expiration date.

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

ITEM 6. EXHIBITS

(10.1)	Amended and Restated Warrant Agreement, dated August 5, 2005, between the Company and Fulton, previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company’s Current Report on Form 10-Q file by the Company on August 8, 2005 (File No.000-24302)

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer.

(31.2)	Rule 13a-14(a) Certification by the Executive Officer.

(31.3)	Rule 13a-14(a) Certification by the Principal Financial Officer.

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by the Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

PRINCIPAL EXECUTIVE OFFICER:

November 8, 2005	/s/ John M. Bond, Jr
Date	John M. Bond, Jr.
Chairman and Chief Executive Officer

EXECUTIVE OFFICER:

November 8, 2005	/s/ John A. Scaldara, Jr.
Date	John A. Scaldara, Jr.
President and
Chief Operating Officer

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

November 8, 2005	/s/ James P. Radick
Date	James P. Radick
Chief Financial Officer and
Executive Vice President

(31)